Form 10-K
period 1993-12-31
VWR CORP
filed 1994-03-29
CIK 788043

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                 FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required).

For the fiscal year ended December 31, 1993
                          -----------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required).

For the transition period from
                                ---------------          -----------

Commission file Number  0-14139
                        -------

                                VWR Corporation
- ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                91-1319190
                --------                                ----------
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              1310 Goshen Parkway, West Chester, PA  19380
- ------------------------------------------------------------------------
         (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code:       (610) 431-1700
                                                          --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which
                                      Registered

        None                                             N/A
- -------------------                   ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $1.00 Par Value
- ---------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  XX     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 28, 1994, the aggregate market value of the voting stock held by non-affiliates was approximately $109 million. In calculating this value registrant has treated as voting stock held by affiliates only the voting stock held by all of its directors. This is not an admission by the Company that any or all of its directors are in fact affiliates.

As of February 28, 1994, there were 11,020,849 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive
  Proxy Statement to be filed on or about
  March 31, 1994 are incorporated by reference into Part III, Item 10 (Directors Only),
  Item 11, Item 12 and Item 13 of this Form 10-K

PART I.

ITEM I. - BUSINESS
- ------    --------
VWR Corporation ("VWR," "the Corporation," or "the Company") is one of the nation's largest suppliers of laboratory equipment, chemicals, and supplies to the scientific marketplace with sales of $509 million in 1993. VWR was incorporated in Delaware on January 3, 1986, in order to complete the Distribution Plan ("Distribution Plan") of Univar Corporation. Under the Distribution Plan, common stock of VWR Corporation was distributed in a tax-free distribution to shareholders of record of Univar Corporation on February 28, 1986.

Prior to March 1, 1990, the Company, through its subsidiaries, served four major markets: laboratory equipment and supplies; photographic and graphic arts supplies; construction textiles and supplies used in the manufacture of upholstered furniture, bedding, and other products; covering fabrics and leathers for furniture manufacturers and the interior design industry.

Effective March 1, 1990, the non-laboratory businesses were spun-off, in a tax-free transaction, into a new public company, Momentum Corporation (formerly Momentum Distribution, Inc., "Momentum"). Momentum shares were distributed as a tax-free dividend to VWR shareholders of record on March 1, 1990. For each five shares of VWR stock held, shareholders received one share of Momentum common stock. The distribution of shares was completed on March 16, 1990.

In October 1992 the Company acquired certain assets related to the laboratory supply business of Johns Scientific, Inc. of Canada for approximately $7.4 million. In January 1993 the Company entered into an agreement with BDH Ltd. of Canada to become their sole distributor of laboratory chemicals and supplies.

In May 1992, the Company moved its headquarters from Media, Pennsylvania to West Chester, Pennsylvania.

Principal Customers
- -------------------
VWR Corporation and its subsidiaries are not dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its operations.

Competition
- -----------
The Company competes in the industrial, governmental, biomedical, and educational market for laboratory equipment and supplies with numerous national and regional distributors. In addition, there are numerous distributors of specialty lines and manufacturers who sell their product lines direct. In the opinion of management, the Corporation is the nation's second largest distributor of laboratory equipment and supplies.

As to all the activities of VWR, a combination of quality, price, and service are the major determining competitive factors. All activities are considered highly competitive.

Environmental Regulation
- ------------------------
VWR has been designated by the EPA as a potentially-responsible party in connection with several sites. Management believes that the Company's alleged contribution to each of these sites is de minimis and that the potential financial impact of these matters is not material to the Company's consolidated financial statements.

Employees
- ---------
Approximately 1,270 persons were employed by VWR Corporation as of February 28, 1994. Approximately 13% of the Company's employees are represented by unions. The Company believes its relations with employees are excellent.

Methods of Distribution
- -----------------------
Approximately 19% of the Company's employees are outside sales personnel who provide product information and technical support to our customers. Customers also place individual orders by telephone with the nearest inside sales representative or by computer. Orders are shipped from local or central warehouses, depending on the nature of the product ordered.

Foreign Operations and Export Sales
- -----------------------------------
VWR acquired the scientific distribution business of Sargent-Welch Scientific of Canada, Limited in September, 1989. In April, 1990, VWR purchased all the outstanding stock of Oxford Laboratories Ltd. of London, Ontario, Canada. In October, 1992 the Company acquired certain assets related to the laboratory supply business of Johns Scientific, Inc. of Toronto, Canada. In 1993 the Company entered into an agreement with BDH Ltd. of Canada to become their sole distributor of laboratory chemicals and supplies.

For the year ended December 31, 1993, the Canadian sales and identifiable assets attributable to these Canadian operations amounted to less than 10% of the Company's totals in each category. During the year ended December 31, 1993, VWR also had sales made by domestic locations to certain non-Canadian foreign customers.


Raw Materials
- -------------
Numerous sources of supply generally exist for all products essential to the business of the Company.

Patents, Trademarks, and Trade names
- -----------------------------------
VWR Corporation and its subsidiaries own several trademarks and trade names, none of which is considered material to the business as a whole.

Seasonality
- -----------
No material portion of the business of VWR Corporation and its subsidiaries is regarded as seasonal. However, the majority of sales of the Sargent-Welch science education business occur in the third quarter of the calendar year.

Working Capital Items
- ---------------------
It is anticipated that VWR's financial resources and funds generated by operations will continue to be adequate to enable the Company to fund its current business.

Backlog
- -------
Backlog figures for the Company are not maintained on a consolidated basis. Such figures would not be meaningful because most orders received are for merchandise held in inventory and available for immediate shipment.

Research and Development
- ------------------------
VWR Corporation and its subsidiaries do not manage or conduct significant research activities relating to the development of new products, although the Company periodically works with customers or suppliers to improve or develop new uses for existing products. In addition, VWR develops proprietary computer systems for internal use.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ---------------------------

NAME                        AGE   BUSINESS EXPERIENCE             POSITION HELD
                                    LAST FIVE YEARS                 SINCE
- --------------------        ---   -------------------            -------------
Jerrold B. Harris            51   President and Chief Executive  March 1, 1990
President and Chief               Officer of Registrant          to Present
Executive Officer                 Executive Vice President       1988 - 1990
                                  and Chief Operating Officer
                                  of Registrant

Walter S. Sobon              45   Vice President Finance and     March 1, 1990
Vice President Finance            Corporate Secretary of         to Present
Corporate Secretary               Registrant
                                  Vice President Finance,        1989 - 1990
                                  VWR Scientific Inc.
                                  Principal,Verus Corporation    1988 - 1989

Richard H. Serafin           47   Vice President Information     1991 to
Vice President                    Systems                        Present
Information Systems               Director of Business           1989 - 1991
                                  Systems Consulting, Arthur
                                  Andersen & Company
                                  Information Technology         1985 - 1989
                                  Consulting Partner, Arthur
                                  Young

Joseph A. Panozzo		     56   Senior Vice President  	     November 1, 1992
Senior Vice President		     					     to Present
					    Regional Vice President of     1988 - 1992
					    Southern Region

Paul J. Nowak		     39   Senior Vice President	     November 1, 1992
Senior Vice President		   					     to Present
				          Vice President and 		     1989 - 1992
					    General Manager of
					    Sargent-Welch
			                Eastern Regional Manager       1988 - 1989




ITEM 2 - PROPERTIES
- -------------------
VWR Corporation owns and leases office and warehouse space throughout the United States and Canada for wholesale distribution of scientific equipment and supplies as follows:

     Batavia, Illinois                         Owned
     Bridgeport, New Jersey                    Owned
     Buffalo Grove, Illinois                   Owned
     Cerritos, California                      Leased
     San Francisco, California                 Leased
     Houston, Texas                            Leased
     Marietta, Georgia                         Leased
     London, Ontario, Canada                   Leased
     Catano, Puerto Rico                       Leased
     Toronto, Ontario, Canada                  Leased


The Company leases office space in West Chester, Pennsylvania, for executive, financial, information systems, marketing, and other administrative activities.

The Company also leases twenty-five smaller facilities throughout the United States and five smaller facilities in Canada which support the sales and warehouse functions. All facilities have been designed to serve the Company's purpose (generic office and warehouse functions) and are sufficient for its current operations.

ITEM 3. - LEGAL PROCEEDINGS
- ------    -----------------
The Corporation is involved in various contractual, warranty, public liability cases and environmental claims which are considered normal to the Corporation's business.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

PART II.
- --------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
- ------------------------------------------------------------------------

VWR Corporation Common Stock, $1.00 par value, is traded on the NASDAQ/National Market System under the VWRX symbol. On February 28, 1994, there were approximately 6,000 shareholders represented by 1,837 holders of record.

The market prices of the Corporation's common shares during the years ended December 31, 1993, and 1992, are set forth below. The prices reflect bid prices as reported by NASDAQ for the Company.

                                       Year Ended                Year Ended
VWR Corporation Common Stock*       December 31, 1993        December 31, 1992
- ----------------------------        -----------------        -----------------
         Quarter                    High          Low      High            Low
         -------                    ----          ---      ----            ---
          First                    $17.00       $13.25    $14.13         $9.75
          Second                    16.00        11.75     14.75         12.25
          Third                     12.75        11.25     17.25         13.25
          Fourth                    13.75        12.00     16.00         13.50

* All share and per share data reflect a two-for-one stock split effective May 9,1992.

The Corporation declared quarterly dividends of $0.10 per share for each quarter during the fiscal years ended December 31, 1993, and December 31, 1992. The Corporation's long-term debt agreements provide, among other terms, limitations on working capital, tangible net worth, the current ratio, and the debt-to-equity ratio which may restrict the Corporation's ability to declare or pay dividends. Approximately $2 million of retained earnings was available to pay dividends at December 31, 1993.

ITEM 6. - SELECTED FINANCIAL DATA
- ------    -----------------------
The following table of selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

For the Years Ended December
31, 1993, 1992, 1991 and 1990,               December 31
and Ten Months ended        -------------------------------------------------
December 31, 1989           1993*      1992      1991       1990        1989
                            ----       ----      ----       ----        ----
Operations
(Thousand of dollars)
Sales                     $509,235   $490,168   $440,983   $428,568   $311,832
Gross margin               116,274    114,431    104,924    102,823     70,250
Income from
  continuing operations
  before cumulative effect
  of accounting change       3,890      9,430      7,743      6,970      3,872
Loss from
  companies distributed                                        (269)    (9,217)
Cumulative effect of
  accounting change         (1,400)
Net income (loss)          $ 2,490    $ 9,430    $ 7,743    $ 6,701   $ (5,345)
- ------------------------------------------------------------------------------

Per share Data**
Dividends                    $0.40      $0.40      $0.40      $0.40      $0.40
Book value for
  continuing operations       3.68       3.80       3.34       3.02       2.85
Income from
  continuing operations
  before cumulative effect
  of accounting change         .35       0.85       0.71       0.66        .37
Loss from
  companies distributed                                       (0.03)     (0.88)
Cumulative effect
  of accounting change        (.13)
                              -------------------------------------------------
Net income (loss) per share  $0.22      $0.85      $0.71      $0.63     $(0.51)
- -------------------------------------------------------------------------------





For the Years Ended December
31, 1993, 1992, 1991 and 1990,                       December 31
and Ten Months Ended            ----------------------------------------------
December 31, 1989.              1993*     1992      1991      1990      1989
                                ----      ----      ----      ----      ----
Financial Position
(Continuing operations only,
  thousands of dollars)
  Working capital            $ 65,197   $ 57,881  $ 52,928  $ 58,991  $ 54,638
  Property and Equipment-net   41,562     33,608    32,662    33,320    31,345
  Total assets                150,194    136,093   126,896   132,876   132,414
  Short-term debt                 150        218       272       944       370
  Long-term debt               61,757     47,553    46,747    57,333    55,612
  Shareholders' equity         41,057     42,257    36,832    32,847    29,917
  Total invested capital      102,964     90,028    83,851    91,124    85,899
- ------------------------------------------------------------------------------
Operating & Financial Statistics
(Continuing Operations Only)

  Gross margin to sales         22.8%      23.35%    23.79%    23.99%    22.53%
  Income from Continuing
   Operations to sales           .76%       1.92%     1.76%     1.63%     1.24%
  Current ratio                 2.73        2.46      2.42      2.60      2.30
Return on Average
  Shareholders' Equity          5.98%      23.85%    22.22%    22.21%    10.88%
- -------------------------------------------------------------------------------
* Results include restructuring and other charges of $3.3 million pre-tax ($1.9 million net of tax).

**  All share and per share data reflect a two-for-one stock split effective
    May 9, 1992.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- -----------------------------------------------------------------------

Results of Operations
- ---------------------
Sales

          1993       Increase        1992          Increase     1991
- ----------------------------------------------------------------------
          $509.2       3.9%          $490.2           11.2%     $441.0


Sales increased by almost 4% in 1993 due primarily to strong growth rates in our international export, high school science education (Sargent-Welch division) businesses and the effects of the acquisition of Johns Scientific and the distribution agreement with BDH Ltd. in Canada. Growth in Canada was less than expected. Combining the operations and systems of the three companies proved to be a more complex task than anticipated and we experienced higher costs. In addition, sales of our principal U.S. operating unit (VWR Scientific) lagged behind the market and we missed our internal target.

In 1992 each of our areas of business activity gained market share and contributed to our growth from 1991. Sargent-Welch and our international export business sales were very strong. The acquisition of Johns Scientific in the fourth quarter of 1992 for approximately $7.4 million and a large international order in the second half of 1992 accounted for about 1% of the sales growth. Approximately 2% of the sales growth was due to price increases.

Gross Margin
- -------------
                   1993     Increase     1992     Increase     1991
- --------------------------------------------------------------------
Margin             $116.3      1.7%     $114.4       9.1%     $104.9
Percent
  of Sales          22.8%                23.3%                 23.8%

Over the three-year period, gross margin as a percent of sales declined primarily as a result of customer mix and competitive price pressures.

Operating Expenses Before Restructuring and Other Charges
- ---------------------------------------------------------
                    1993      Increase      1992    Increase     1991
- ----------------------------------------------------------------------
Expenses          $101.9         6.7%      $95.5       8.2%     $88.3
Percent
  of Sales         20.0%                   19.5%                20.0%

In 1993 the increase in operating expenses before restructuring and other charges is primarily due to higher personnel costs and transition costs associated with the acquisition of Johns Scientific and the distribution agreement with BDH, Ltd., and our investment in a new direct marketing effort. Excluding the impact from Canadian acquisitions and direct marketing, operating expenses grew approximately 1.4%.

Operating expenses grew at a rate slower than sales in 1992. The reasons for the slower growth rate were our continuous emphasis on cost containment and the fact that fixed costs were stable while sales increased.

Restructuring and Other Charges
- -------------------------------

In the fourth quarter of 1993, the Company made the decision to refocus certain information systems efforts into customer service systems and to take actions that would reduce operating expenses. As a result of this effort, the Company recorded a $3.3 million charge which included non-cash charges of $1.3 million (primarily for software development costs that do not have continuing value) and $2 million related to the consolidation of functions and facilities which consists primarily of severance and personnel-related costs. Approximately $2 million is accrued at December 31, 1993, and is reflected in current liabilities. It is anticipated that the impact of the consolidation of certain functions will result in annualized cost savings of approximately $2 million, beginning in the first half of 1994.

Interest Expense
- ----------------
                    1993     Increase     1992     Decrease     1991
- --------------------------------------------------------------------
Interest            $4.5      15.4%       $3.9      (7.1)%      $4.2
Percent
  of Sales           .9%                   .8%                  1.0%


In 1993 interest expense increased due to increased borrowing levels which occurred primarily for the purchase of a new warehouse facility for the Sargent-Welch division, system enhancements, and the 1992 acquisition of Johns Scientific.

Interest expense decreased in 1992 primarily as a result of reduced debt levels. Lower debt levels were achieved primarily by improvements in working capital management.

Income Taxes
- ------------
                    1993     Decrease     1992     Increase     1991
- --------------------------------------------------------------------
Taxes               $2.7      (52.6)%     $5.7        23.9%     $4.6
Percent
  of Sales           .5%                  1.2%                  1.0%
Effective
  tax rate         40.6%                 37.5%                 37.5%


The income taxes footnote to the financial statements describes the difference between the statutory and effective income tax rates. The higher effective tax rate in 1993 reflects the impact of new U.S. federal tax legislation and the carryforward to future years of Canadian tax benefits not recognized currently.

In 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which did not have a material effect on the consolidated financial position or results of operations.

Income Before Cumulative Effect of Accounting Change and Per Share Data
- -----------------------------------------------------------------------
                   1993     Decrease     1992     Increase     1991
- --------------------------------------------------------------------
Income             $3.9      (58.5)%     $9.4       22.1%      $7.7
Percent
  of Sales          .8%                  1.9%                  1.8%
Per Share         $ .35                 $ .85                 $ .71

In addition to the impact of the restructuring and other charges, which were $3.3 million pre-tax ($1.9 million net of tax or $.18 per share), income before cumulative effect of accounting change decreased primarily due to decreased operating income from lower than expected sales and margins, and higher operating expenses along with higher interest costs.

In 1992 the improvement was the result of sales growth, improved profitability in our newer areas of business activity, expense controls, lower debt levels, and strong asset management.

Financial Condition and Liquidity
- ---------------------------------
The ratio of debt to equity over the past four years is as follows:

          1993            1992            1991            1990
- --------------------------------------------------------------
           1.5             1.1             1.3             1.8

The ratio of income before cumulative effect of accounting change, plus depreciation and amortization, to interest expense over the past four years is as follows:

          1993            1992            1991            1990
- --------------------------------------------------------------
           2.9             4.6             3.7             2.6



VWR continues to maintain a liquid financial position. VWR's current ratio was 2.7 at December 31, 1993 and accounts receivable and inventory accounted for 63% of total assets. For the year ended December 31, 1993 cash flow from operations of $6.4 million and debt borrowings of $14 million were used to finance investments in property and equipment of $13.4 million and to pay dividends of $4.4 million. The significant investment in property and equipment was due to the purchase of a new warehouse facility for the Sargent-Welch division and system enhancements. Sufficient credit availability existed at December 31, 1993 to provide for the amounts of bank checks outstanding less cash in bank of $1.1 million. Cash requirements reach a low toward the end of each calendar year due to the natural business cycle.

The Company has unsecured revolving credit loan agreements, expiring in 1996 which provide for committed facilities of $75 million. The Company is obligated to make available an unsecured subordinated revolving line of credit for approximately $5 million to Momentum Corporation (formerly Momentum

Distribution, Inc., the company spun off in 1990) through February 1995. There have been no loans to Momentum Corporation through December 31, 1993.

VWR borrows at short-term interest rates. Our credit agreements give us the option to convert up to $37.5 million to a five-year term loan. Interest rate collars effectively establish a minimum and maximum rate on up to $55 million of revolving credit debt. Collars of $25 million will expire in 1994 and are expected to be replaced with interest rate swaps of $10 million at a fixed rate. The remaining collar of $30 million will expire in 1996 and is expected to be replaced at a fixed rate into 1999.

On January 1, 1994, the company formed a joint venture with E. Merck of Germany to acquire an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany. The investment will be accounted for using the cost method of accounting and was funded through the Company's revolving credit line.

VWR has been designated by the EPA as a potentially responsible party for various sites. Management believes that any required expenditures would be immaterial to the Company's consolidated financial statements.

The Company adopted SFAS No. 106 "Accounting For Postretirement Benefits Other Than Pensions," in 1993, which resulted in a one-time non-cash charge of $1.4 million (net of deferred tax benefit of $.9 million). See notes to the consolidated financial statements for further discussion.

Due to declining interest and inflation rates, the Company changed certain pension and retiree medical actuarial assumptions, which included lowering the discount rate to 7.75% and rate of compensation increase to 4%. These changes will not have a material effect on the consolidated financial statements in 1994.

As of December 31, 1993 the estimated cost for capital improvement projects is expected to range between $4-$5 million in 1994 related primarily to continued investments in new computer and warehouse systems.

 Operating Income Return on Average Invested Capital
- -----------------------------------------------------

                 1993            1992            1991            1990
- ---------------------------------------------------------------------

                11.5%           21.8%           19.0%           19.1%

1993 before
  restructuring
  charges       14.9%

Operating Income to Sales
- -------------------------
                 1993            1992            1991            1990
- ---------------------------------------------------------------------

                 2.2%            3.9%            3.8%            3.9%


1993 before
  restructuring
  charges        2.8%

Average Invested Capital to Sales
- ---------------------------------
                 1993            1992            1991            1990
- ---------------------------------------------------------------------

                18.9%           17.7%           19.8%           20.7%


Days Sales in Accounts Receivable
- ---------------------------------
                 1993            1992            1991            1990
- ---------------------------------------------------------------------

                 42.6            41.5            42.1            43.5

Inventory Turnover (Before LIFO)
- --------------------------------
                 1993            1992            1991            1990
- ---------------------------------------------------------------------

                  6.9             6.4             6.0             5.6

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------    -------------------------------------------

                                VWR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                    1993              1992           1991
- -------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Sales                             $509,235          $490,168          $440,983
Cost of sales                      392,961           375,737           336,059
                                   -------           -------           -------
Gross margin                       116,274           114,431           104,924
Operating expenses                 101,915            95,474            88,347
Restructuring and other
  charges                            3,300
                                   -------           -------           -------
Operating income                    11,059            18,957            16,577
Interest expense                     4,506             3,869             4,188
                                   -------           -------           -------
Income before income taxes
  and cumulative effect of
  accounting change                  6,553            15,088            12,389
Income taxes                         2,663             5,658             4,646
                                  --------           -------           -------
Income before cumulative effect
  of accounting change               3,890             9,430             7,743
Cumulative effect of change in
  accounting for postretirement
  benefits, net of income tax
  benefit of $860                   (1,400)
                                    -------           ------           -------
Net Income                         $ 2,490          $  9,430          $  7,743
                                    =======           ======           =======
Earnings (Loss) Per Share:
Income before cumulative effect
  of accounting change             $  0.35          $   0.85          $   0.71
Cumulative effect of accounting
  change                             (0.13)
                                `   -------            ------           -------
Net Income                         $  0.22          $   0.85          $   0.71
                                    =======            ======           =======
Weighted average number of common
  shares outstanding (thousands)    11,153            11,128            10,960
                                    -------           -------           -------
See Notes to Consolidated Financial Statements.

                                 VWR CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(Thousands of dollars,                                December 31,
  except share data)                             1993               1992
                                                 ----               ----
ASSETS
- -------------------------------------------------------------------------------
Current Assets:
Receivables--
  Trade receivables,
    less reserves of $259 and $222              $60,272           $ 56,442
  Other receivables                               3,906              3,712
Inventories                                      30,243             33,025
Other                                             8,484              4,281
                                                -------            -------
Total Current Assets                            102,905             97,460

Property and Equipment--net                      41,562             33,608

Other Assets                                      5,727              5,025
                                                -------            -------
                                               $150,194           $136,093
                                                =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------
Current Liabilities:

Bank checks outstanding, less cash in bank     $  1,062           $  1,803
Accounts payable                                 28,160             29,009
Accrued liabilities                               8,336              8,549
Current portion of long-term debt                   150                218
                                                -------            -------
Total Current Liabilities                        37,708             39,579

Long-Term Debt                                   61,757             47,553

Deferred Income Taxes and Other                   9,672              6,704

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000
  shares authorized, none issued
Common stock, $1 par value, 30,000,000
  shares authorized, 11,316,592 issued           11,316             11,316


(Thousands of dollars,                                 December 31,
except share data)                                1993               1992
                                                  ----               ----
Additional paid-in capital                       $29,137            $28,794
Retained earnings                                  6,651              8,561
Treasury shares at cost, 293,613
  and 355,996 shares                              (2,882)            (3,491)
Unamortized ESOP contribution                     (2,057)            (2,474)
Unamortized restricted stock awards                 (541)              (170)
Cumulative translation adjustment                   (567)              (279)
                                                 -------            -------
Total Shareholders' Equity                        41,057             42,257
                                                 -------            -------
                                                $150,194           $136,093
                                                 =======            =======

See Notes to Consolidated Financial Statements.
</TABLE



                                   VWR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended December 31,
                                1993            1992              1991
- -------------------------------------------------------------------------------
(Thousands of dollars)
OPERATING ACTIVITIES

Net Income                     $ 2,490         $ 9,430         $  7,743
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Cumulative effect of
  accounting change              1,400
  Depreciation and amortization  9,203           8,432            7,829
  Change in assets and
  liabilities, net of effect
  of business acquired:
    Receivables, net            (4,024)         (3,217)           1,147
    Inventories                  2,782             926            4,127
    Other current assets        (5,914)         (1,462)          (2,240)
    Accounts payable              (849)          4,834            3,255
    Accrued liabilities            835             197            1,366
    Deferred income taxes
      and other                    495             (36)             273
                                 -----          ------          -------
Cash Provided by
  Operating Activities           6,418          19,104           23,500
                                 -----          ------          -------
INVESTING ACTIVITIES

Additions to property and
  equipment, net               (13,402)         (5,184)          (3,891)
Proceeds from sale of
  operating assets                                                  295
Acquisition of business
  net of $1,600 note
  payable                                       (5,837)
Net additions to other assets   (1,854)           (931)          (1,022)
                                ------          -------           -----
Cash Used by
  Investing Activities        $(15,256)       $(11,952)         $(4,618)
                               -------          -------           -----

                                       Year Ended December 31,
                                 1993             1992              1991
- -------------------------------------------------------------------------------
(Thousands of dollars)

FINANCING ACTIVITIES
Proceeds from long-term debt   $228,983          $136,493         $448,128
Repayment of long-term debt    (214,847)         (137,341)        (459,386)
Cash dividends                   (4,395)           (4,383)          (4,363)
Purchase of treasury shares                          (286)
Proceeds from exercise of
  stock options                      88               249                5
Other                              (250)             (266)             (33)
                                 -------          -------           -------
Cash Provided (Used) by
  Financing Activities            9,579            (5,534)         (15,649)
                                 -------          -------           -------
Net Increase in Cash                741             1,618            3,233
Bank checks outstanding,
  less cash in bank at
  beginning of year              (1,803)           (3,421)          (6,654)
                                 -------          -------           -------
Bank checks outstanding,
  less cash in bank at
  end of year                   $(1,062)          $(1,803)         $(3,421)
                                 =======           =======          =======
Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
  Interest (net of
  capitalized interest)          $ 4,128          $ 3,493          $ 4,239
  Income taxes                     4,568            4,350            3,347

See Notes to Consolidated Financial Statements.





                               VWR CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Thousands of dollars,                                              Unamortized
 except per share data)                                             Restricted
                                                                    Stock,
                             Common                                 Unamortized
                             Stock   Additional                     ESOP
                             $1 Par  Paid-in    Retained  Treasury  Contribution,
                             Value   Capital    Earnings  Shares    and Other
- --------------------------------------------------------------------------------
Balance
December 31, 1990           $5,658   $34,451       $397   $(4,263)   $(3,396)

Net income                                        7,743
Cash dividends
  ($.40 per share)                               (4,367)
Allocation of shares to
  ESOP participants                                                      191
Restricted stock awards-
  15,116 shares                                     (28)      147       (119)
Amortization of
  restricted stock                                                       265
Grant of treasury shares-
  22,982 shares                                     (43)      224
Exercise of stock options                            (5)       10
Foreign currency translation
  adjustment                                                             (33)
                             -----    ------     ------    ------     ------
Balance
December 31, 1991           $5,658   $34,451     $3,697   $(3,882)   $(3,092)
- -----------------------------------------------------------------------------


(Thousands of dollars,                                              Unamortized
 except per share data)                                             Restricted
                                                                    Stock,
                             Common                                 Unamortized
                             Stock   Additional                     ESOP
                             $1 Par  Paid-in    Retained  Treasury  Contribution,
                             Value   Capital    Earnings  Shares    and Other
- --------------------------------------------------------------------------------
Net income                                        $9,430
Two-for-one stock split      $5,658   $(5,658)
Cash dividends
  ($.40 per share)                                (4,383)
Allocation of shares to
  ESOP participants                                                      $235
Restricted stock awards -
  7,580 shares                             23                  $74        (97)
Forfeiture of restricted
  stock - 2,173 shares                                         (26)        26
Amortization of restricted stock                                          279
Grant of treasury shares -
  14,482 shares                            44                  141
Acquisition of treasury
  stock - 21,756 shares                                       (305)
Exercise of stock options                 (66)      (183)      507
Foreign currency translation
  adjustment                                                             (274)

Balance                      ------    ------      -----     -----      -----
December 31, 1992           $11,316   $28,794     $8,561   $(3,491)   $(2,923)
- ------------------------------------------------------------------------------

















(Thousands of dollars,                                              Unamortized
 except per share data)                                             Restricted
                                                                    Stock,
                            Common                                  Unamortized
                            Stock    Additional                     ESOP
                            $1 Par   Paid-in    Retained  Treasury  Contribution,
                            Value    Capital    Earnings  Shares    and Other
- --------------------------------------------------------------------------------

Net income                                        $2,490
Cash dividends
  ($.40 per share)                                (4,400)
Allocation of shares to
  ESOP participants                                                      $417
Restricted stock awards -
  45,219 shares                           $222                  $439     (661)
Amortization of restricted stock                                          290
Grant of treasury shares -
  4,478 shares                              28                    43
Acquisition of treasury
  stock - 1,783 shares                                           (22)
Exercise of stock options                  (61)                  149
Tax benefit on ESOP dividends
  and restricted stock                     154
Foreign currency translation
  adjustment                                                             (288)

Balance                     -------    -------    ------     -------  -------
December 31, 1993           $11,316    $29,137    $6,651     $(2,882) $(3,165)
                            =======    =======    ======     ======== ========

See Notes to Consolidated Financial Statements.



                                 VWR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------
Principles of Consolidation
- --------------------
The accompanying consolidated financial statements include the accounts of VWR Corporation (the Company) and all of its subsidiaries (including its wholly owned Canadian subsidiary). All significant intercompany accounts and transactions have been eliminated.

Capitalization, Depreciation and Amortization
- ---------------------------------------
Land, buildings, and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and, generally, accelerated methods for income tax purposes. Acquisition and development costs for significant business systems and related software for internal use are capitalized on significant projects and amortized over their estimated useful lives of seven years. Interest is capitalized on major construction and development projects while in progress. The Company capitalizes the costs of developing and producing catalogs, which are used by customers for ordering products. Such costs are amortized over the period of use, generally two years.

Income Taxes
- ------------
In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes," which supersedes SFAS No. 96 previously followed by the Company. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations. SFAS 109 uses the asset and liability method under which deferred taxes are determined based on the difference between the financial statement amounts and tax bases of assets and liabilities using enacted tax rates. Deferred tax expense is the result of changes in the asset or liability for deferred taxes.

Postretirement Benefits
- -----------------------
In 1993, the Company adopted SFAS No. 106 "Accounting for Postretirement Benefits Other Than Pensions." This Statement requires the Company to accrue the cost of retiree medical expenses over the period earned by the participants, which is a change from the Company's prior practice of recording these costs when incurred.

Earnings Per Share and 1992 Stock Split
- ----------------------------------
Earnings per share are based on the weighted average number of shares and dilutive common share equivalents outstanding during the period.

On April 20, 1992, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend payable to shareholders of record as of May 9, 1992. The aggregate par value, which did not change on a per-share basis, of $5.6 million for the additional shares was transferred from additional paid-in capital to common stock. All share and per-share data in these financial statements have been restated to give effect to the stock split.

Segment and Customer Information
- --------------------------------
The Company is engaged in one line of business, industrial distribution. No single customer accounts for more than 10% of sales. The majority of the Company's business activity pertains to, and accounts receivable result from, sales of laboratory equipment and supplies to businesses across a wide geographical area in various industries, mainly industrial, governmental, biomedical, and educational. At December 31, 1993, the Company had no significant concentrations of credit risk.

Reclassifications
- -----------------

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

INVENTORIES
- -----------
Inventories consist primarily of purchased goods for sale and are valued at the lower of cost (substantially last-in, first-out method) or market.

LIFO cost at December 31, 1993, and 1992, was approximately $26.8 million and $25.5 million, respectively, less than current cost. The effect of LIFO layer liquidations decreased the cost of sales by $.6 million in 1993, and $.4 million in 1992 and 1991.

FIXED ASSETS
- ------------
Net property and equipment at December 31, 1993, and 1992, is:
- -----------------------------------------------------------------------------
(Thousands of dollars)                             1993                 1992
- -----------------------------------------------------------------------------
Land                                           $   2,130             $   728
Buildings                                         10,249               5,912
Equipment and computer software                   49,771              42,068
Property under capital lease                         568                 568
Construction in progress                             280               1,255
                                                 -------             -------
                                                  62,998              50,531
Less accumulated depreciation                    (21,436)            (16,923)
                                                  ------             -------
Net property and equipment                       $41,562             $33,608
                                                 =======             =======

Depreciation expense for the years ended December 31, 1993, 1992, and 1991, was $5.4 million, $4.3 million, and $4.0 million, respectively.

ACCRUED LIABILITIES
- -------------------
Included in accrued liabilities at December 31, 1993, and 1992, is accrued compensation of approximately $4.2 million and $5.2 million respectively.

FOREIGN CURRENCY TRANSACTIONS
- ------------------------------
The Company has entered into forward exchange contracts to hedge foreign currency transactions with its Canadian subsidiary. As of December 31, 1993, the Company had approximately $3.4 million of forward exchange contracts outstanding. Net transaction gains and losses are not material.

LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
- ----------------------------------------------
The long-term debt of the Company at December 31, 1993, and 1992, is:
- -----------------------------------------------------------------------------
(Thousands of dollars)                       1993                  1992
- -----------------------------------------------------------------------------
Revolving Credit Agreements                $60,107             $ 45,253
Other Debt                                   1,800                2,518
Less current portion                          (150)                (218)
                                           -------              -------
Net long-term debt                         $61,757              $47,553
                                           =======              =======

At December 31, 1993, the Company had unsecured revolving lines of credit of $75 million. Under the terms of these agreements, which expire in 1996, the Company may borrow U.S. dollars at various rates. In addition, the Company can elect to convert up to $37.5 million of the line into term notes which can extend into the year 2001. Principal amounts due on long-term debt, including assumed conversion in 1995 of the revolving credit agreements to term notes, in each of the five years beginning January 1, 1994, are $.1 million, $3.9 million, $32.1 million, $7.7 million and $7.6 million, respectively.

A principal payment of $1.1 million due in 1994 on other debt is expected to be funded from the revolving credit facility and, accordingly, is classified as long-term.

For the year ended December 31, 1993, the approximate weighted average interest rate on borrowings made under the unsecured revolving lines was 7.88%, which approximates the year-end rate.

The Company has purchased interest rate collars on $55 million, of which $20 million expires on March 27, 1994, $5 million expires on May 3, 1994, and $30 million expires on March 1, 1996. The collars are based on the three-month London Interbank Offered Rate ("LIBOR") and have a floor of 6.75% and a ceiling of 9.5%. The cost of the collars is treated as a reduction of the revolving credit debt and is being amortized as revolving credit interest expense over the terms of the collars.

The Company's long-term debt agreement provides for, among other terms, restrictive covenants with respect to working capital, tangible net worth, the current ratio, and the debt-to-equity ratio, which may restrict the Company's ability to declare or pay dividends. Under the most restrictive of these terms, approximately $2 million of retained earnings at December 31, 1993, is available to pay dividends.

INCOME TAXES
- ------------
During 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of the accounting change was not material.

The income (loss) before income taxes and cumulative effect of accounting change is as follows:

- -------------------------------------------------------------------------------
(Thousands of dollars)
                           1993              1992               1991
- -------------------------------------------------------------------------------
Domestic                  $7,447           $15,280            $12,368
Foreign                     (894)             (192)                21
                          -------          --------           --------
                          $6,553           $15,088            $12,389
                          =======          ========           ========



The provision for income taxes on income before cumulative effect of accounting change consists of:
- -------------------------------------------------------------------------------
(Thousands of dollars)
                                1993                1992            1991
- -------------------------------------------------------------------------------
Current:
  Federal                      $2,320           $4,410             $3,404
  State                           200              772                835
                               ------           ------             ------
                                2,520            5,182              4,239
                               ------           ------             ------
Deferred:
  Federal                         286              351                332
  State                             7              125                 75
  Foreign                        (150)
                               ------            -----             ------
                                  143              476                407
                               ------           ------             ------
Total tax provision            $2,663           $5,658             $4,646
                               ======           ======             ======

The reconciliation of tax computed at the federal statutory tax rates of 35%
(1993) and 34% (1992 and 1991) of income before income taxes and cumulative effect of accounting change to the actual income tax provision is as follows:

- -------------------------------------------------------------------------------
(Thousands of dollars)
                                1993                 1992             1991
- -------------------------------------------------------------------------------
Statutory tax                   $2,293             $5,130            $4,212
State income taxes net
  of federal tax benefit           137                592               600
Increase in statutory rate
  on deferred tax items            164                  0                 0
Tax Benefit of foreign
  net operating loss
  not recognized                   250
Other-net                         (181)               (64)             (166)
                                ------             ------            ------
Total tax provision             $2,663             $5,658            $4,646
                                ======             ======            ======

Deferred tax liabilities (assets) as of December 31, 1993 and 1992 are comprised of the following:
- -----------------------------------------------------------------------------
(Thousands of dollars)                               1993             1992
- -----------------------------------------------------------------------------
Depreciation                                       $6,400           $6,539
Pension                                             1,918              884
                                                    -----            -----
   Deferred tax liabilities                         8,318            7,423
                                                    -----            -----
Postretirement benefits                              (809)
Other benefits                                       (584)            (485)
Restructuring charges                                (720)
Other-net                                            (363)           (578)
                                                    -----            -----
   Deferred tax assets                             (2,476)          (1,063)
                                                   ------           ------
Net deferred tax liability                         $5,842           $6,360
                                                   ======           ======
Included in other current assets at December 31, 1993 are refundable income taxes of approximately $2.1 Million and $.6 million of net current deferred tax assets. The Company has Canadian tax loss carryforwards of approximately $.9 million which expire at various dates through 2000.

SHAREHOLDER RIGHTS AGREEMENT
- ----------------------------
On May 20, 1988, the Company established a Shareholder Rights Agreement. The Agreement is designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares.

Under the Agreement, the Company has distributed a dividend of one Right for each outstanding share of the Company's stock. When exercisable, each Right will entitle its holder to buy two shares of the Company's common stock at $45.00 per share. The Rights will become exercisable if a purchaser acquires or makes an offer to acquire 20 percent of the Company's common stock. In the event that a purchaser acquires 20 percent of the common stock, each Right shall entitle the holder, other than the acquirer, to purchase, at the Right's then-current full exercise price, shares of the Company's common stock having a market value of twice the then-current full exercise price of the Right. In the event that, under certain circumstances, the Company is acquired in a merger or transfers 50 percent or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the full exercise price of the Right. The Rights, which expire on May 31, 1998, may be redeemed by the Company at a price of $.005 per Right.

STOCK AND INCENTIVE PROGRAMS
- ----------------------------
Under the stock option and restricted stock plans, in addition to outstanding options, 235,411 shares were reserved for issuance at December 31, 1993.

Restricted Stock Awards
- -----------------------
The Company's restricted stock award plan, provides for grants of common stock to certain directors, officers, and managers. The vesting periods range from one to eight years. The fair market value of the stock at the date of grant establishes the compensation amount, which is amortized to operations over the vesting period. During the years ended December 31, 1993, 1992 and 1991, the Company granted 45,219, 7,580 and 15,116 shares, respectively, at fair market values of approximately $.7 million, $.1 million and $.1 million, respectively.

Stock Options
- -------------
Under the stock option plan, options, which vest over 3 to 10 years, have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at date of grant. Changes in options outstanding were:

- -------------------------------------------------------------------------------
                                                 Shares          Average Price
- ------------------------------------------------------------------------------
Outstanding at December 31, 1990                424,572              $7.40

  Exercised                                      (1,066)              5.11
  Granted                                        10,000               7.99
  Cancelled                                      (4,196)              7.89
                                                -------

Outstanding at December 31, 1991                429,310               7.41

  Exercised                                     (44,301)              5.62
  Cancelled                                     (12,196)              7.82
                                                 ------
Outstanding at December 31, 1992                372,813               7.61

  Exercised                                     (14,469)              6.07
  Granted                                        59,921              13.88
  Cancelled                                     (12,446)              6.90
                                               --------              -----
Outstanding at December 31, 1993                405,819              $8.61
                                               ========             ======




At December 31, 1993, there were 98,871 options exercisable at an average price of $7.50.

Savings Investment Plan
- -----------------------
The Company has a savings investment plan whereby it matches 50% of the employee's contribution up to 3% of the employee's pay. For employee contributions between 3% and 7.5% of their pay, the Company will match 50% of the contribution within prescribed limits based on the Company's profitability for the year. All Company contributions are used to buy shares of the Company's stock. Expenses under this plan for the years ended December 31, 1993, 1992, and 1991, were $.5 million, $.6 million and $.4 million, respectively. At December 31, 1993, there were approximately 538,000 shares available for issuance under this Plan.

Employee Stock Ownership Plan
- -----------------------------
In September, 1990, the Company established an employee stock ownership plan
(ESOP) by, in effect, contributing 400,000 shares of treasury stock ($2.9 million fair value) to the ESOP. All full-time and part-time employees, except certain union employees, are eligible to participate in the plan.

The ESOP shares will be allocated equally to individual participants' accounts over a period up to ten years. Vesting occurs equally over an employment period of five years at which time the employee is 100% vested in the plan. Expenses are recognized based on shares to be allocated in the subsequent year and are reduced for dividends paid, which approximated $.1 million in 1993, and $.2 million in 1992 and 1991. The net expense for 1993, 1992, and 1991 was approximately $.1 million, $.3 million and $.2 million, respectively.

POSTRETIREMENT BENEFITS
- ------------------------
Pension Plans:

The Company has two defined benefit pension plans covering substantially all of its domestic employees, except for employees covered by independently operated collective bargaining plans. Pension benefits are based on years of credited service and the highest five consecutive years' average compensation. Contributions to the Company plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).

The total VWR Corporation plans' funding status and the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1993, and 1992, are:

- ---------------------------------------------------------------------------
(Thousands of dollars)                       1993                   1992
- -------------------------------------------------------------------------------
Actuarial present value of plan benefit obligations
  Vested benefit obligation                $31,240                $25,204
  Nonvested benefit obligation               1,116                    790
                                           -------                -------
  Accumulated benefit obligation           $32,356                $25,994
                                           =======                =======
Projected benefit obligation               $37,848                $30,669
Plan assets at fair value                  (33,610)               (28,870)
                                           -------                -------
Projected benefit obligation in
  excess of plan assets                      4,238                  1,799
Prior service costs not yet recognized
  in net periodic pension cost                 336                    397
Unrecognized net transition obligation        (391)                  (450)
Unrecognized actuarial loss                 (8,222)                (3,896)
                                             -----                  -----
Prepaid pension expense included in
  consolidated balance sheets              $(4,039)               $(2,150)
                                            ======                  =====

The assets of the Company plans consist predominantly of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.

Net pension expense under the Company plans includes the following components:

- -------------------------------------------------------------------------------
(Thousands of dollars)             1993              1992           1991
- -------------------------------------------------------------------------------
Service Cost (benefits earned
  during the year)                 $1,252          $1,184           $  957
Interest cost on projected
  benefit obligation                2,758           2,503            2,281
Actual return on plan assets       (3,412)         (1,366)          (5,169)
Net amortization and deferral         682          (1,370)           3,123
                                    -----           -----            -----
Net pension expense                $1,280          $  951           $1,192
                                    =====           =====            =====

The assumptions used were:
  Discount rate                      7.75%               9%               9%
  Rate of increase in
    compensation levels                 4%               5%               5%
  Expected long-term rate of
    return on plan assets              10%              10%              10%

The Company maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan in 1993 were approximately $.3 million. There were no expenses incurred under this plan for 1992 and 1991.

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans for the years ended December 31, 1993, 1992 and 1991, were $.2 million, $.2 million and $.1 million, respectively, as determined in accordance with negotiated labor contracts.

Retiree Medical Benefits Program
- --------------------------------
The Company provides certain medical benefits for retired employees. In 1993, the Company adopted SFAS No. 106 "Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the calculated liability resulting in a one-time non-cash charge to income of approximately $1.4 million, net of a deferred tax benefit of approximately $.9 million.

Employees retired as of December 31, 1992 and active employees who reached age 55 by December 31, 1992 are eligible to participate in the company's retiree health plan (the "plan"). There are also certain provisions for participation by spouses. The plan is contributory, with retiree contributions based on years of service and includes other co-payment and co-insurance provisions.

The Company does not fund the plan. The liability of the plan at December 31, 1993 is as follows:

(Thousands of dollars)

Accumulated postretirement benefit obligation:
  Retirees                                     $1,604
  Eligible active participants                    183
  Other active participants                        21
  Unrecognized net gain                           266
                                                -----
Accrued postretirement benefit obligation      $2,074
                                                =====

The net periodic postretirement benefit cost for 1993 includes the following components:
  Service cost                                   $  7
  Interest cost                                   174
                                                -----
                                                 $181
                                                =====
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 10% through 1996 and declines 1% per year to a level of 5.4% in 2001 and thereafter. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 8%; the annual service and interest cost components in the aggregate would not be materially affected. A 7.75% discount rate was used in determining the accumulated postretirement benefit obligation.

Before the adoption of SFAS No. 106, the retiree health care expense was recorded as claims were incurred. The expense for 1992 and 1991 was approximately $.2 million.

LEASES
- ------
The Company leases office and warehouse space, computer equipment, and automobiles under operating leases with terms ranging up to 15 years, subject to renewal options.

Rental expense for continuing operations for the years ended December 31, 1993, 1992, and 1991, was approximately $5.2 million, $4.8 million, and $4.4 million, respectively.

Future minimum lease payments as of December 31, 1993, under noncancelable operating leases, having initial lease terms of more than one year are:

- -------------------------------------------------------------------------------
Years Ending December 31
(Thousands of dollars)
- -------------------------------------------------------------------------------
1994                                                                   $ 4,398
1995                                                                     3,924
1996                                                                     3,139
1997                                                                     2,738
1998                                                                     1,768
Thereafter                                                               5,200
                                                                        ------
Total minimum payments                                                 $21,167
                                                                        ======

CONTINGENCIES AND COMMITMENTS
- ------------------------------
The Company is involved in various environmental, contractual, warranty, and public liability cases and claims, which are considered routine to the Company's business. In the opinion of management, the potential financial impact of these matters is not material to the consolidated financial statements.

As a result of the March, 1990 spin-off of Momentum Corporation, VWR is obligated to make available to the spun-off company, through February 1995, an unsecured subordinated revolving line of credit of $5 million. There have been no loans to Momentum Corporation under this facility.


ACQUISITION
- ----------

Effective October 5, 1992, the Company, through its wholly owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Johns Scientific, Inc. of Toronto, Canada for approximately $7.4 million. This acquisition was accounted for under the purchase method of accounting and was funded through the Company's revolving credit line, and a $1.6 million, 8% note payable expected to be refinanced through the revolving line of credit. The acquisition is not material in relation to the Company's consolidated financial statements. The $2.6 million excess purchase price over net assets acquired is being amortized over a 15 year period.

RESTRUCTURING AND OTHER CHARGES
- -------------------------------
In the fourth quarter of 1993, the Company made the decision to refocus certain information systems efforts into customer service systems and to take actions that would reduce operating expenses. As a result of this effort, the Company recorded a $3.3 million charge which included non-cash charges of $1.3 million (primarily for software development costs that do not have continuing value) and $2 million related to the consolidation of functions and facilities which consists primarily of severance and personnel-related costs. As of December 31, 1993, approximately $2 million of these costs are accrued on the Company's consolidated balance sheet as a current liability.


QUARTERLY FINANCIAL DATA (Unaudited)
- -------------------------------------------------------------------------------
<CAPTION<
(Thousands of dollars,                      Gross          Net        Earnings
except per share data)       Sales          Margin        Income     (Loss) Per
                                                          (Loss)*       Share*
- -------------------------------------------------------------------------------
Year Ended - December 31, 1993
      First Quarter        $125,485         $ 28,554      $  (95)       $ (.01)
      Second Quarter        127,101           28,624       1,420           .13
      Third Quarter         135,746           31,862       2,920           .26
      Fourth Quarter        120,903           27,234      (1,755)         (.16)
                           --------         --------      ------        ------
Total                      $509,235         $116,274      $2,490        $  .22
                           ========         ========      ======        ======

Year Ended - December 31, 1992
      First Quarter        $116,649         $ 26,657      $1,533        $  .14
      Second Quarter        119,545           27,592       2,090           .19
      Third Quarter         131,602           30,556       3,541           .32
      Fourth Quarter        122,372           29,626       2,266           .20
                           --------         --------      ------        ------
Total                      $490,168         $114,431      $9,430        $  .85
                           ========         ========      ======        ======

*1993 amounts are after the cumulative effect of a first quarter accounting change for postretirement benefits. Fourth quarter 1993 amounts have been reduced by the effects of restructuring and other charges.


REPORT OF INDEPENDENT AUDITORS
- ------------------------------
To The Shareholders of VWR Corporation:

We have audited the consolidated balance sheets of VWR Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also include the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VWR Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements (postretirement benefits), in 1993, the Company changed its method of accounting for postretirement benefits other than pensions.

                                                     BY (SIGNATURE)



                                                     ERNST & YOUNG


Philadelphia, Pennsylvania
February 11, 1994

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
- ------    --------------------------------------------------------------
          None

PART III.
- --------

ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------    ---------------------------------------------------
The information required by this item is incorporated by reference from the section captioned "Election of Directors" and the last paragraph of the section captioned "Ownership of VWR Corporation Stock" contained in the Company's definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information regarding executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11. - EXECUTIVE COMPENSATION
- -------    ----------------------
The information required by this item is incorporated by reference from the Sections "Fees to Directors and Committees of the Board" and "Executive Compensation" contained in the Company's definitive Proxy Statement which the Company will have filed with the Commission pursuant to regulation 14A within 120 days after the close of the fiscal year.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ----------    ----------------------------------------------------------

The information required by this item is incorporated by reference from the section captioned "Ownership of VWR Corporation Stock" contained in the Company's definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------    ----------------------------------------------
           None
PART IV.
- -------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------    ------------------------------------------------------------
(a)(1)     Financial Statements

The following financial statements have been included as part of this report:
                                                       Form 10-K
                                                         Page
                                                       ---------
Consolidated Statements of Operations                     17
Consolidated Balance Sheets                               18
Consolidated Statements of Cash Flows                     20
Consolidated Statements of Shareholders' Equity           22
Notes to Consolidated Financial Statements                25
Report of Independent Auditors                            39

   (2)  Financial Statement Schedules

        (a) The following financial statement schedules are submitted herewith:
            -Schedule V - Property, Plant, and Equipment
            -Schedule VI - Accumulated Depreciation, Depletion, and
             Amortization of Property, Plant, and Equipment
            -Schedule VIII - Valuation and Qualifying Accounts

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and have therefore been omitted.

         (b) Reports on Form 8-K

             None

   (3)  Exhibits
        Exhibit Number and Description
        ------------------------------

2    Agreement and Plan of Distribution between VWR Corporation and Momentum
Distribution, Inc.(1)

3    Restated Certificate of Incorporation dated July 9, 1987, as amended by
Certificate of Ownership and Merger dated March 1, 1990(1)

      Bylaws as amended and restated as of February 27, 1992(1)

4    Credit Agreement by and among VWR Corporation and its Subsidiaries and
CoreStates Bank, N.A. for itself and as agent, Seattle-First National Bank and PNC Bank, National Association dated December 20, 1993.

10 Change of Control Agreements between VWR Corporation and Jerrold B. Harris, Gerard W. Cooney, Walter S. Sobon, and Richard H. Serafin(1)(3)

    Change of Control Agreements between VWR Corporation and Joseph A. Panozzo, Paul J. Nowak and Richard W. Amstutz(2)(3)

     VWR Corporation Executive Bonus Plan dated January 1, 1990(1)

     VWR Corporation Supplemental Benefits Plan dated November 1, 1990(1)

11   Computation of Per Share Earnings

21   Parent and Subsidiaries of the Company

23   Consent of Independent Auditors

24   Power of Attorney

(1) Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1991 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.

(3)  May be deemed a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VWR CORPORATION

Date March 29, 1994                                  BY (SIGNATURE)


                                                     Jerrold B. Harris,
                                                     President and Chief
                                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant in the capacities and on the dates indicated.



Date March 29, 1994                         BY (SIGNATURE)



                                            Walter S. Sobon,
                                            Vice President Finance
                                           (Principal Financial Officer)

    DIRECTORS
James W. Bernard      )
Richard E. Engebrecht )
Jerrold B. Harris     )
Curtis P. Lindley     )                       BY (SIGNATURE)
Edward A. McGrath, Jr.)
Donald P. Nielsen     )
N. Stewart Rogers     )                      Jerrold B. Harris
Robert S. Rogers      )                      Attorney-in-fact
James H. Wiborg       )                      Power of Attorney
                                             dated February 28, 1994

                                             Date:  March 29, 1994

                                 VWR CORPORATION
                        --------------------------------

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                  -------------------------------------------
                             (thousands of dollars)

               Balance at   Additions                    Other       Balance at
Classifi-      Beginning       at                       Charges        End of
cation         of Year        Cost      Retirements   Add(Deduct)       Year
- -----------    ---------    ---------   -----------      -----       ----------
Year Ended December 31, 1993
Land            $   728     $  1,402                                    $2,130
Buildings         5,912        4,337                                    10,249
Equipment and
  Computer
  Software       42,068        5,396    $(1,004)       $3,311 (5)       49,771
Property under
  capital lease     568                                                    568
Construction
  in progress     1,255        2,336                   (3,311) (1)         280
                  -----       ------      ------        ------          ------
                $50,531      $13,471    $(1,004)       $               $62,998
                 ======       ======      ======        ======          ======
- -------------------------------------------------------------------------------
Year Ended December 31, 1992
Land            $   728                                                $   728
Buildings         5,912                                                  5,912
Equipment and
  Computer
  Software       37,283       $3,237(2)  $ (516)       $2,064 (3)       42,068
Property under
  capital lease     568                                                    568
Construction in
  progress        1,091        2,228                   (2,064) (1)       1,255
                 ------       ------      ------       -------         -------
                $45,582       $5,465      $(516)      $                $50,531
                 ======       ======      ======       =======         =======
- ------------------------------------------------------------------------------


               Balance at   Additions                    Other       Balance at
Classifi-      Beginning       at                       Charges        End of
cation         of Year        Cost      Retirements   Add(Deduct)       Year
- -----------    ---------    ---------   -----------      -----       ----------
Year Ended December 31, 1991
Land            $   955                    $   (77)  $   (150) (4)     $   728
Buildings         6,232                       (180)      (140) (4)       5,912
Equipment and
  Computer
  Software       34,054       $2,262        (2,028)     2,995 (2)       37,283
Property
  under
  capital
  lease             568                                                    568
Construction
  in progress     2,429        1,657                   (2,995) (1)       1,091
                 ------       ------        ------      ------          ------
                $44,238       $3,919       $(2,285)     $(290)         $45,582
                 ======       ======        ======      ======          ======
- -------------------------------------------------------------------------------




(1) Construction in progress which was completed and transferred to Equipment & Computer Software.

(2)   Principally, new Distribution Systems and Software.

(3) Principally furniture, equipment and leasehold improvements for headquarter's facility and financial software.

(4)   Reallocation of purchase price of Canadian subsidiary acquired in 1990.

(5) Principally furniture, equipment and leasehold improvements for new warehouse facility in Buffalo Grove, Illinois and distribution systems and software.


(6) The annual provisions for depreciation have been computed principally in accordance with the following lives:
     - Buildings          40 years
     - Equipment          3 - 10 years
     - Computer Software  7 years

                                 VWR CORPORATION
                        --------------------------------

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
                         PROPERTY, PLANT, AND EQUIPMENT
                         ------------------------------
                             (thousands of dollars)

               Balance at   Additions                                Balance at
               Beginning    Charged to                                 End of
Description    of Year       Expenses     Retirements     Other         Year
- -----------    ---------    ---------     -----------     -----      ----------

Year Ended December 31, 1993
Buildings        $ 1,879     $   211                                  $ 2,090
Equipment and
  Computer
  Software        14,855       5,181        $  (936)                   19,100
Property under
  capital lease      189          57                                      246
                   -----      ------         ------                    ------
                 $16,923     $ 5,449        $  (936)                  $21,436
                  ======      ======         ======                    ======
- -------------------------------------------------------------------------------
Year Ended December 31, 1992
Buildings        $ 1,719     $   160                                  $ 1,879
Equipment and
  Computer
  Software        11,068       4,124        $  (337)                   14,855
Property under
  capital lease      133          56                                      189
                  ------      ------          -----                    ------
                 $12,920     $ 4,340          $(337)                  $16,923
                  ======      ======          =====                    ======
- -------------------------------------------------------------------------------
Year Ended December 31, 1991
Buildings        $ 1,585      $  151        $   (17)                  $ 1,719
Equipment and
  Computer
  Software         9,257       3,756         (1,945)                   11,068
Property under
  capital lease       76          57                                      133
                  ------      ------         ------                    ------
                 $10,918      $3,964        $(1,962)                  $12,920
                  ======      ======         ======                    ======

                                 VWR CORPORATION
                        --------------------------------

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------
                             (Thousands of dollars)

                     Balance at  Charged to                           Balance
                     Beginning   Costs and                            at End
Description          of Year     Expenses   Deductions (1)   Other    of Year
- -----------          ---------   ---------- --------------   -----   ---------
Allowances for losses
  (deducted from trade
  receivables) for:

Year Ended
  December 31, 1993    $222        $377          $340                  $259
                        ===         ===           ===                   ===


Year Ended
  December 31, 1992    $182        $482          $442                  $222
                        ===         ===           ===                   ===


Year Ended
  December 31, 1991    $497        $297          $612                  $182
                        ===         ===           ===                   ===


     (1)  Uncollectible accounts written off, net of recoveries.

Exhibit Index
- -------------
Exhibit Number and Description                                           Page
- ------------------------------                                           ----
 2   Agreement and Plan of Distribution between VWR Corporation
     and Momentum Distribution, Inc.                                        *

 3   Restated Certificate of Incorporation dated July 9, 1987,
     as amended by Certificate of Ownership and Merger dated
     March 1, 1990                                                          *

     Bylaws as amended and restated as of February 27, 1992                 *

 4   Credit Agreement by and among VWR Corporation and its                 49
     Subsidiaries and CoreStates Bank, N.A. for itself and as agent, Seattle-First National Bank and PNC Bank,
     National Association dated December 20, 1993.

10   Change of Control agreements between VWR Corporation and
     Jerrold B. Harris, Gerard W. Cooney, Walter S. Sobon, and
     Richard H. Serafin                                                     *

     Change of Control agreements between VWR Corporation and Joseph A.
     Panozzo, Paul J. Nowak, and Richard W. Amstutz                        **


     VWR Corporation Executive Bonus Plan dated January 1, 1990             *

     VWR Corporation Supplemental Benefits Plan dated November 1,
     1990                                                                   *

11   Computation of Per Share Earnings                                     98

21   Parent and Subsidiaries of the Company                               100

23   Consent of Independent Auditors                                      101

24   Power of Attorney                                                    102

* Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference

** Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1992.