Form 10-Q
period 1994-03-31
VWR CORP
filed 1994-05-13
CIK 788043

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1994
                                         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition  period from _____________________ to _____________________

Commission File No. 0-14139


                                 VWR CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    91-1319190
- - -------------------------------------------------------------------------------
    (State of Incorporation)               (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
- - ---------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (610) 431-1700
                               --------------


- - ---------------------------------------------------------------------
(Former name, address, and fiscal year, if changed since last report)


    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              (x) Yes        ( ) No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.

            Class                               Outstanding at April 30, 1994
            -----                                --------------------------
Common stock, par value $1.00                          11,044,665 shares

                        	  VWR CORPORATION

                                     INDEX
                                     -----

                                                                    Page No.
                                                                    --------


PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets
     March 31, 1994, and December 31, 1993                              3

    Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1994, and 1993                        4

    Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1994, and 1993                        5

    Notes to Condensed Consolidated Financial Statements                6

  Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       7


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                             10

INDEX                                                                  11

EXHIBIT                                                                12

                                 VWR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
- - -------------------------------------------------------------------------------
                                           March 31, 1994     December 31, 1993
(Thousands of dollars)                       (Unaudited)
                                           --------------     -----------------
ASSETS
Receivables                                   $ 70,472             $ 64,178
Inventories                                     36,967               30,243
Other                                            8,159                8,484
                                               -------              -------
Total Current Assets                           115,598              102,905
Property and Equipment-net                      41,152               41,562
Other Assets                                     8,220                5,727
                                               -------              -------
                                              $164,970             $150,194
                                               =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in bank    $  5,708             $  1,062
Current portion of long-term debt                                       150
Accounts payable and other                      42,397               36,496
                                               -------              -------
Total Current Liabilities                       48,105               37,708
Long-term Debt                                  66,161               61,757
Deferred Income Taxes and Other                  9,717                9,672
Shareholders' Equity                            40,987               41,057
                                               -------              -------
                                              $164,970             $150,194
                                               =======              =======

See notes to condensed consolidated financial statements.


                                      VWR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- - -------------------------------------------------------------------------------
                                                   Three Months Ended March 31,
(Thousands of dollars, except per-share data)           1994          1993
- - -------------------------------------------------------------------------------
Sales                                                 $122,044      $125,485
Cost of sales                                           95,538        96,931
                                                       -------       -------
Gross margin                                            26,506        28,554
Operating expenses                                      25,088        25,452
                                                       -------       -------
Operating income                                         1,418         3,102
Interest expense                                         1,111           996
                                                       -------       -------
Income before income taxes and
   cumulative effect of accounting change                  307         2,106
Income taxes                                               124           801
                                                       -------       -------
Income before cumulative effect of
   accounting change                                       183         1,305
Cumulative effect of change in accounting
   for postretirement benefits, net of
   income taxes of $860                    	                      (1,400)
	                                                 -------       -------

Net Income (Loss)                                     $    183      $    (95)
                                                       =======       =======
Earnings (Loss) per share:
   Income before cumulative effect
   of accounting change                               $   0.02      $   0.12
   Cumulative effect of accounting change                               0.13
                                                       -------       -------
Net Income (Loss)	                                    $   0.02      $  (0.01)
                                                       =======       =======
Weighted average number of
  common shares outstanding                             11,124        11,165

See notes to condensed consolidated financial statements.

                                    VWR CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- - -------------------------------------------------------------------------------
                                                   Three Months Ended March 31,
                                                   ----------------------------
(Thousands of dollars)                                  1994          1993
- - -------------------------------------------------------------------------------
Operating Activities
Net Income (Loss)                                     $    183      $    (95)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation and amortization                        2,440         2,179
    Cumulative effect of accounting change                             1,400
    Changes in assets and liabilities:
      Receivables                                       (6,294)       (5,506)
      Inventories                                       (6,724)          427
      Other current assets                                (144)       (1,407)
      Accounts payable and other                         7,044           (64)
                                                       -------       -------
Cash Used by Operating Activities                       (3,495)       (3,066)
                                                       -------       -------
Investing Activities

Additions to property and equipment                     (1,117)       (8,296)
Investment in joint venture                             (2,881)
Other                                                       18          (193)
                                                       -------       -------

Cash Used by Investing Activities                       (3,980)       (8,489)
                                                       -------       -------
Financing Activities

Proceeds from long-term debt                            43,283        94,216
Repayment of long-term debt                            (39,029)      (86,383)
Cash dividends                                          (1,098)       (1,095)
Proceeds from exercise of stock options                     22            28
Other                                                     (349)          102
                                                       -------       -------
Cash Provided by Financing Activities                    2,829         6,868
                                                       -------       -------
Net Decrease In Cash                                    (4,646)       (4,687)
Bank checks outstanding, less cash in bank
  at beginning of year                                  (1,062)       (1,803)
                                                       -------       -------
Bank checks outstanding, less cash in bank
  at end of period                                    $ (5,708)     $ (6,490)
                                                       =======       =======
Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
  Interest (net of capitalized interest)              $  1,138      $    827
  Income taxes                                            (986)          635

See notes to condensed consolidated financial statements.


                               VWR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - -------------------------------------------------------------------------------
1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994, are not necessarily indicative of the results which may be expected for the year ended December 31, 1994. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 annual report on Form 10-K for further information.


2.  Joint Venture

On January 1, 1994 the Company formed a joint venture with E. Merck of 	Germany
to acquire an interest in Bender & Hobein GmbH, a distributor of 	laboratory
supplies and equipment in Germany.  The investment will be 	accounted for using
the cost method of accounting and was funded through 	the Company's revolving
credit line.

3.  Dividends

For the three months ended March 31, 1994, and 1993, dividends of $.10 per share were paid.

4.  Inventory Pricing

The LIFO method of determining inventory cost is used for substantially all of the Company's inventory. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at March 31, 1994 and December 31, 1993 were approximately $27.6 million and $26.8 million, respectively, less than current cost.

VWR CORPORATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993, and Management's Discussion and Analysis included in the Company's 1993 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Sales decreased 2.7% for the three months ended March 31, 1994, when compared to the three months ended March 31, 1993. Among the reasons for this decrease were the harsh winter weather in the east and midwest; continued low levels of industry growth; conservative posture toward R&D spending in the pharmaceutical and biotech industries resulting from uncertainties in U.S. healthcare policies; and continued downsizing in both government and industry. Although our Canadian operations showed strong sales growth, competitive pressures adversely affected Canadian profits, while our Sargent-Welch business continued to show strong sales growth during the quarter.

Gross margin of 21.7% for the three months ended March 31, 1994, was below the 22.8% achieved in the comparable 1993 period. The decrease is a result of customer mix and competitive price pressures.

Operating expenses for the three months ended March 31, 1994 decreased 1.4% compared to the three months ended March 31, 1993, due primarily to lower personnel related costs, but increased as a percentage of sales to 20.6% for the three months ended March 31, 1994 compared to 20.3% in the comparable 1993 period.

Operating income for the three months ended March 31, 1994 was 1.2% of sales compared to the 2.5% achieved in the comparable 1993 period. The decrease is due to the Company's lower gross margin.

Interest expense for the three months ended March 31, 1994 increased 11.5% when compared to the three months ended March 31, 1993. The increase is due to increased borrowing levels which occurred primarily from the Company's investment in a joint venture with E. Merck in Germany, and working capital requirements.

Income before the cumulative effect of an accounting change decreased 86.0% from the comparable 1993 period. The decrease is primarily due to a 54.3% decrease in operating income along with higher interest costs and a higher effective tax rate of 40.4% in 1994 compared to 38.0% in 1993.

FINANCIAL CONDITION AND LIQUIDITY

For the three months ended March 31, 1994, Income before Cumulative Effect of Accounting Change, plus depreciation and amortization, was 2.4 times interest expense. VWR continued to have a liquid financial position. VWR's current ratio was 2.4 at March 31, 1993 and 2.7 at December 31, 1993. Accounts receivable and inventory accounted for approximately 65% of total assets. The increase in accounts receivable is due to transition issues related to the consolidation of the Company's credit department. The increase in inventory is primarily due to maintaining duplicate inventory at locations until the facilities consolidation is complete, and to supporting our new three-year supplier partnership with Glaxo Pharmaceutical in Research Triangle Park, North Carolina.

The Company has unsecured revolving credit agreements, expiring in 1996, with three banks which provide for committed facilities of $75 million. Our revolving credit agreements give us the option to convert up to $37.5 million to a five-year term loan. As a result of the increase in inventory and accounts receivable levels during the first quarter of 1994 and lower profits, the Company's liabilities at March 31, 1994 exceeded a limit for such date contained in the Company's credit agreement with its banks. The banks waived compliance with that covenant as of such date. Interest rate collars of $25 million expired and were replaced with an interest rate swap which fixes our rate of interest on $10 million of revolving credit debt.

                           PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 11--Computation of Earnings per Share

     b.  Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT) VWR CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)          WALTER S. SOBON
                          VICE-PRESIDENT FINANCE
                          (Principal Financial and Accounting Officer)
DATE                      May 13, 1994

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                    DESCRIPTION                              PAGE
- - --------------                    -----------                              ----

      11          Computation of Earnings per Share                         12