Form 10-Q
period 1994-06-30
VWR CORP
filed 1994-08-09
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR CORPORATION
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Delaware                               91-1319190
- ------------------------------------------------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
- ------------------------------------------------------------------------------
(Address of principal executive offices)  (zip code)

Registrant's telephone number (610-431-1700)
                              --------------

- ------------------------------------------------------------------------------
(Former name, address, and fiscal year if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.

          Class                                   Outstanding at July 31, 1994
- ------------------------------------------------------------------------------
Common stock, par value $1.00                               11,072,610

VWR CORPORATION

INDEX
- -----

                                                              Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1994, and December 31, 1993                      3

     Condensed Consolidated Statements of Operations
       Three and Six Months Ended June 30, 1994 and 1993         4

     Condensed Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1994, and 1993                  5

     Notes to Condensed Consolidated Financial Statements        6

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations             7


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
       Security Holders                                          9

     Item 6 - Exhibits and Reports on Form 8-K                   9

SIGNATURES                                                       10

INDEX                                                            11

EXHIBIT                                                          12

VWR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                           June 30, 1994    December 31, 1993
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Receivables                                  $ 74,380             $ 64,178
Inventories                                    42,409               30,243
Other                                           7,873                8,484
                                             --------             --------
Total Current Assets                          124,662              102,905
Property and Equipment-net                     40,372               41,562
Other Assets                                   10,496                5,727
                                             --------             --------
                                             $175,530             $150,194
                                             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank Checks Outstanding, Less Cash in Bank   $  2,239             $  1,062
Current Portion of Long-term Debt                                      150
Accounts Payable and Other                     58,310               36,496
                                             --------             --------
Total Current Liabilities                      60,549               37,708
Long-term Debt                                 64,529               61,757
Deferred Income Taxes and Other                 9,728                9,672
Shareholders' Equity                           40,724               41,057
                                             --------             --------
                                             $175,530             $150,194
                                             ========             ========


See notes to condensed consolidated financial statements.

VWR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- ------------------------------------------------------------------------------


                                 Three Months             Six Months
(Thousands of dollars,           Ended June 30,          Ended June 30,
except per-share data)          1994        1993        1994        1993
                              --------------------    ---------------------

Sales                         $130,896    $127,101    $252,940    $252,586
Cost of Sales                  103,980      98,477     199,518     195,408
                              --------    --------    --------    ---------
Gross Margin                    26,916      28,624      53,422      57,178
Operating Expenses              24,998      25,172      50,086      50,624
                              --------    --------    --------    ---------
Operating Income                 1,918       3,452       3,336       6,554
Interest Expense                 1,060       1,165       2,171       2,161
                              --------    --------    --------    ---------
Income before Income Taxes         858       2,287       1,165       4,393
Income Taxes                       342         867         466       1,668
                              --------    --------    --------    ---------
Income before Cumulative
  Effect of Accounting Change      516       1,420         699       2,725

Cumulative effect of change in
  accounting for post retirement
  benefits, net of tax                                               (1,400)
                              --------    --------    --------    ----------
Net Income                    $    516    $  1,420    $    699    $   1,325
                              ========    ========    ========    ==========

Earnings (Loss) per share:
Income before cumulative
  effect of accounting change $   0.05    $   0.13    $   0.06     $   0.24
Cumulative effect of
  accounting change                                                   (0.12)
                              --------    --------    --------     ---------
Net Income                    $   0.05    $   0.13    $   0.06     $   0.12
                              ========    ========    ========     =========
Weighted average number of
  common shares outstanding-
  (thousands)                   11,127      11,165      11,125       11,161



See notes to condensed consolidated financial statements.

VWR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- ------------------------------------------------------------------------------

                                                Six Months Ended June 30,
(Thousands of dollars)                            1994              1993
- ------------------------------------------------------------------------------
Operating Activities
Net Income                                      $   699           $ 1,325
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Cumulative effect of accounting change                            1,400
  Depreciation and amortization                   4,632             4,362
  Changes in assets and liabilities:
   Receivables                                  (10,202)           (6,193)
   Inventories                                  (12,166)           (6,718)
   Other current assets                              19            (2,824)
   Accounts payable and other                    21,267             3,212
                                               ---------          --------
Cash Provided (Used) by Operating Activities      4,249            (5,436)
                                               ---------          --------
Investing Activities
Additions to property and equipment, net         (1,908)          (11,630)
Investment in Joint Venture                      (2,881)
Other                                              (763)             (482)
                                                --------          --------
Cash Used by Investing Activities                (5,552)          (12,112)
                                                --------          --------
Financing Activities
Proceeds from long-term debt                     73,509           136,850
Repayment of long-term debt                     (70,887)         (120,130)
Cash dividends                                   (2,204)           (2,195)
Proceeds from exercise of stock options              63                75
Other                                              (355)              (20)
                                                --------          --------
Cash Provided by Financing Activities               126            14,580
                                               ---------          --------
Net Decrease in Cash                             (1,177)           (2,968)
Bank checks outstanding less cash in
  bank at beginning of year                      (1,062)           (1,803)
                                                --------          --------
Bank Checks Outstanding Less Cash in
  bank at End of Period                         $(2,239)          $(4,771)
                                                ========          ========
Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
   Interest (net of capitalized interest)       $ 2,182           $ 2,028
   Income taxes                                    (986)            1,627


See notes to condensed consolidated financial statements

VWR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------
1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1994, are not necessarily indicative of the results which may be expected for the year ended December 31, 1994. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report on Form 10-K for further information.

2.  Joint Venture

On January 1, 1994 the Company formed a joint venture with E. Merck of Germany to acquire an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany. The investment will be accounted for using the cost method of accounting and was funded through the Company's revolving credit line.

3.  Inventory Costing

The LIFO method of determining inventory cost is used for substantially all of the Company's inventory. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments.

Inventory values under the LIFO method at June 30, 1994 and December 31, 1993, were approximately $27.8 million and $26.8 million, respectively, less than current cost.

4.  Dividends

For the three months ended June 30, 1994 and 1993, dividends of $.10 per share were paid. For the six months ended June 30, 1994, and 1993, dividends of $.20 per share were paid.

VWR CORPORATION

Management's Discussion and Analysis
of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993, and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K.

Operations and Earnings

Sales increased 3.0% for the three months ended June 30, 1994, when compared to the three months ended June 30, 1993. The increase for the three month period was due to improvements in all areas of our business, including our Canadian business, when sales are measured in local currency. Although our Canadian operation is showing signs of sales growth, competitive pressures continue to affect its profits.

Gross margin percentages of 20.6% and 21.1% for the respective three- and six-month periods ended June 30, 1994 were below the 22.5% and 22.6% achieved in the comparable periods of the prior year. The decrease is a result of continued competitive price pressures in our U.S. domestic and Canadian businesses and customer mix.

Operating expenses as a percentage of sales of 19.1% and 19.8% for the respective three- and six-month periods ended June 30, 1994 were below the 19.8% and 20.0% achieved in the comparable periods of the prior year. The decrease is a result of lower personnel related costs.

Operating income for the three- and six-month periods ended June 30, 1994 was 1.5% and 1.3%, respectively, of sales compared to the 2.7% and 2.6% levels achieved in comparable 1993 periods. The decrease is a result of the Company's lower gross margin, including continued operating losses in our Canadian business.

Interest expense for the three months ended June 30, 1994 decreased 9.0% when compared to the three months ended June 30, 1993. The decrease is a result of replacing the Company's expired interest rate collars with fixed rate interest swaps.

Income before the cumulative effect of an accounting change for the three- and six-month periods ended June 30, 1994 decreased 63.7% and 74.3%, respectively, from the comparable 1993 periods. The decrease is primarily the effect of lower than expected margins.

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 30, 1994, Operating Income, plus depreciation and amortization was 3.7 times interest expense. VWR continued to have a liquid financial position. VWR's current ratio was 2.1 at June 30, 1994 and
2.7 at December 31, 1993. Accounts receivable and inventory accounted for approximately 67% of total assets. The increase in accounts receivable is due to transition issues related to the consolidation of the Company's credit department. The increase in inventory is primarily due to maintaining duplicate inventory at locations until the facilities consolidation study is complete, various marketing programs, and to supporting new supplier partnerships with several customers including Glaxo Pharmaceutical in Research Triangle Park, North Carolina. Additionally, inventory has increased at our Sargent-Welch division in order to support the seasonal high school education business.

The Company has unsecured revolving credit agreements, expiring in 1996, with three banks which provide for committed facilities of $75 million (increased to $85 million through November 1994) subject to the maintenance of certain levels of accounts receivable and inventory. It is expected that we will have sufficient accounts receivable and inventory to provide full availability under these facilities. Our revolving credit agreements give us the option to convert up to $37.5 million to a five-year term loan. As a result of the increase in inventory and accounts receivable levels during the second quarter of 1994 and lower profits, the Company's liabilities at June 30, 1994 exceeded a limit for such date contained in the Company's credit agreement with its banks. The banks waived compliance with that covenant as of such date.

Interest rate collars of $20 million expired on March 27, 1994 and $5 million expired on May 3, 1994. These collars were replaced with an interest rate swap which fixes our rate of interest on $10 million of revolving credit debt.

OTHER INFORMATION


ITEM 4  Submission of Matters to a Vote of Security Holders

      a.  Annual Meeting - May 5, 1994

      b.  Not Applicable

      c.    1.  Election of Directors for a three year term

                                             FOR      WITHHELD
                                          ---------	--------
            Curtis P. Lindley             9,223,886    123,817
            N. Stewart Rogers             9,247,913     99,790
            Edward A. McGrath, Jr.        9,250,924     96,779


            2. Approve the adoption of the agreement and plan of merger which will change the Corporation's State of Incorporation from Delaware to Pennsylvania.

            FOR               7,438,901
            AGAINST             566,864
            ABSTAIN             380,913
            BROKER NON-VOTES    961,025

            3. Ratify the selection of Ernst & Young as independent auditors for the year ending December 31, 1994.

            FOR               9,242,837
            AGAINST              70,924
            ABSTAIN              33,942


ITEM 6      Exhibits and Reports on From 8-K

            a.  Exhibits

            Exhibit 11--Computation of Earnings per Share

            b.  Reports on Form 8-K

            None.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        WALTER S. SOBON
                        VICE-PRESIDENT FINANCE
                        (Principal Financial and Accounting Officer)
DATE                    August 9, 1994