Form 10-Q
period 1994-09-30
VWR CORP
filed 1994-11-14
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR CORPORATION
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Pennsylvania                           91-1319190
- ------------------------------------------------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994

          Class                                Outstanding at October 31, 1994
- ------------------------------------------------------------------------------
Common stock, par value $1.00                           11,036,494 shares

VWR CORPORATION

INDEX
- -----

                                                              Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
       September 30, 1994, and December 31, 1993                 3

     Condensed Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1994 and 1993   4

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1994, and 1993            5

     Notes to Condensed Consolidated Financial Statements        6

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations             8


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                   10

SIGNATURES                                                       11

INDEX                                                            12

EXHIBIT                                                          13

VWR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                        September 30, 1994  December 31, 1993
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Receivables                                  $ 81,147             $ 64,178
Inventories                                    44,684               30,243
Other                                           7,229                8,484
                                             --------             --------
Total Current Assets                          133,060              102,905
Property and Equipment-net                     39,278               41,562
Other Assets                                    9,796                5,727
                                             --------             --------
                                             $182,134             $150,194
                                             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank Checks Outstanding, Less Cash in Bank   $  2,098             $  1,062
Current Portion of Long-term Debt                                      150
Accounts Payable and Other                     58,623               36,496
                                             --------             --------
Total Current Liabilities                      60,721               37,708
Long-term Debt                                 69,420               61,757
Deferred Income Taxes and Other                 9,837                9,672
Shareholders' Equity                           42,156               41,057
                                             --------             --------
                                             $182,134             $150,194
                                             ========             ========


See notes to condensed consolidated financial statements.

VWR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- ------------------------------------------------------------------------------


                                  Three Months             Nine Months
(Thousands of dollars,         Ended September 30,     Ended September 30,
except per share data)          1994        1993        1994        1993
                              --------------------    ---------------------

Sales                         $145,562    $135,746    $398,502    $388,332
Cost of Sales                  114,701     103,884     314,219     299,292
                              --------    --------    --------    ---------
Gross Margin                    30,861      31,862      84,283      89,040
Operating Expenses              26,643      25,662      76,729      76,286
                              --------    --------    --------    ---------
Operating Income                 4,218       6,200       7,554      12,754
Interest Expense                 1,142       1,194       3,313       3,355
                              --------    --------    --------    ---------
Income before Income Taxes       3,076       5,006       4,241       9,399
Income Taxes                       948       2,086       1,414       3,754
                              --------    --------    --------    ---------
Income before Cumulative
  Effect of Accounting Change    2,128       2,920       2,827       5,645

Cumulative effect of change in
  accounting for postretirement
  benefits, net of tax                                              (1,400)
                              --------    --------    --------    ---------
Net Income                    $  2,128    $  2,920    $  2,827    $  4,245
                              ========    ========    ========    =========

Earnings (Loss) per share:
Income before cumulative
  effect of accounting change $   0.19    $   0.26    $   0.25     $  0.51
Cumulative effect of
  accounting change                                                  (0.13)
                              --------    --------    --------     --------
Net Income                    $   0.19    $   0.26    $   0.25     $  0.38
                              ========    ========    ========     ========
Weighted average number of
  common shares outstanding-
  (thousands)                   11,086      11,135      11,112       11,152



See notes to condensed consolidated financial statements.

VWR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- ------------------------------------------------------------------------------

                                               Nine Months Ended September 30,
(Thousands of dollars)                            1994              1993
- ------------------------------------------------------------------------------
Operating Activities
Net Income                                      $ 2,827           $ 4,245
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Cumulative effect of accounting change                            1,400
  Depreciation and amortization                   7,247             6,824
  Changes in assets and liabilities:
   Receivables                                  (16,969)          (13,873)
   Inventories                                  (14,441)           (6,356)
   Other current assets                            (265)           (3,454)
   Accounts payable and other                    23,609             4,264
                                               ---------          --------
Cash Provided (Used) by Operating Activities      2,008            (6,950)
                                               ---------          --------
Investing Activities
Additions to property and equipment, net         (2,368)          (13,021)
Investment in Joint Venture                      (2,881)
Other                                            (2,042)             (506)
                                                --------          --------
Cash Used by Investing Activities                (7,291)          (13,527)
                                                --------          --------
Financing Activities
Proceeds from long-term debt                    119,733           191,317
Repayment of long-term debt                    (112,220)         (173,944)
Cash dividends                                   (3,312)           (3,295)
Proceeds from exercise of stock options             109                73
Other                                               (63)             (326)
                                                --------          --------
Cash Provided by Financing Activities             4,247            13,825
                                                --------          --------
Net Decrease in Cash                             (1,036)           (6,652)
Bank Checks Outstanding Less Cash in
  Bank at Beginning of Year                      (1,062)           (1,803)
                                                --------          --------
Bank Checks Outstanding Less Cash in
  bank at End of Period                         $(2,098)          $(8,455)
                                                ========          ========
Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
   Interest (net of capitalized interest)       $ 3,283           $ 3,044
   Income taxes                                    (978)            3,491


See notes to condensed consolidated financial statements

VWR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------
1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1994, are not necessarily indicative of the results which may be expected for the year ended December 31, 1994. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1993 Annual Report on Form 10-K for further information.

2.  Joint Venture

On January 1, 1994 the Company formed a joint venture with E. Merck of Germany to acquire an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany. The investment will be accounted for using the cost method of accounting and was funded through the Company's revolving credit line.

The initial term of this agreement is for a period of three years. During the initial term, VWR has the right to "put" its investment to E. Merck and receive the original DM cost of the investment. Subsequent to the initial term, if either party terminates the agreement, E. Merck will have to re-acquire the shares from VWR at market value.

3.  Canlab Acquisition

Effective October 31, 1994, the Company, through its wholly-owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Canlab, a division of Baxter Corporation for approximately $14.4 million. The acquisition was accounted for under the purchase method of accounting and was funded through the Company's revolving credit line. The $4.7 million excess purchase price over net assets acquired is being amortized over 40 years.

4.  Inventory Pricing

The LIFO method of pricing is used for substantially all of the Company's inventory. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments.

Inventory values under the LIFO method at September 30, 1994 and December 31, 1993, were approximately $27.9 million and $26.8 million, respectively, less than current cost.

5.  Dividends

For the three months ended September 30, 1994 and 1993, dividends of $.10 per share were paid. For the nine months ended September 30, 1994, and 1993, dividends of $.30 per share were paid.

6.  Income Taxes

The Company made adjustments in its valuation allowance due to the expected realization of foreign net operating loss carryforwards.

7.  Long-Term Debt

On October 27, 1994 the Company replaced its existing revolving credit facility with a dual-currency secured revolving credit agreement, expiring in 1997, with four banks which provides for committed facilities of $80 million subject to the maintenance of certain levels of accounts receivable and inventory, and a $20 million five year secured loan due quarterly in varying installments beginning December 31, 1994. The agreement is secured by the Company's accounts receivable and inventory. Interest on borrowings is at short-term interest rates.

VWR CORPORATION

Management's Discussion and Analysis
of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993, and management's discussion and analysis of financial condition and results of operations included in the Company's 1993 Annual Report on Form 10-K.

OPERATIONS AND EARNINGS

Sales increased 7.2% for the three months ended September 30, 1994, when compared to the three months ended September 30, 1993. Sales for the nine months ended September 30, 1994 were up 2.6% from the comparable prior year period. The increase was due to improvements in all areas of our business. During the quarter, our Canadian operations showed strong sales growth, improving margins and operating results.

Gross margin percentages of 21.2% and 21.1% for the respective three- and nine-month periods ended September 30, 1994 were below the 23.5% and 22.9%, respectively, achieved in the comparable periods of the prior year. The decrease is a result of continued competitive price pressures and customer mix.

Operating expenses as a percentage of sales of 18.3% and 19.3% for the respective three- and nine-month periods ended September 30, 1994 were below the 18.9% and 19.6%, respectively, achieved in the comparable periods of the prior year. The decrease is a result of sales growth at a rate higher than expenses. However, the decline in gross margin dollars and the dollar growth in operating expenses lead to declining operating profits.

Operating income for the three- and nine-month periods ended September 30, 1994 was 2.9% and 1.9%, respectively, of sales compared to the respective 4.6% and 3.3% levels achieved in comparable 1993 periods. The decrease is a result of the Company's lower gross margin.

Interest expense for the three months ended September 30, 1994 decreased 4.4% when compared to the three months ended September 30, 1993. The decrease is a result of replacing the Company's expired interest rate collars with fixed rate interest swaps.

Income before the cumulative effect of an accounting change for the three- and nine-month periods ended September 30, 1994 decreased 27.1% and 49.9%, respectively, from the comparable 1993 periods. The decrease is primarily due to the effect of lower than expected margins. The decrease in the effective tax rate of 33.3% for the nine-month period ended September 30, 1994 versus 39.9% in the comparable prior year period is due to a reduction in the valuation allowance for foreign net operating loss carryforwards.

Initiatives taken throughout 1994 to streamline and improve our Canadian operations are starting to show benefits with improved sales and margin levels and reduced expenses over the last couple of months. Coupled with certain tax planning strategies, we expect income at levels that will utilize the carryforwards over the next year.

FINANCIAL CONDITION AND LIQUIDITY

For the nine months ended September 30, 1994, operating income, plus depreciation and amortization was 4.5 times interest expense. VWR continued to have a liquid financial position. VWR's current ratio was 2.2 at September 30, 1994 and 2.7 at December 31, 1993. Accounts receivable and inventory accounted for approximately 69% of total assets. The increase in accounts receivable is due to transition issues related to the consolidation of the Company's credit department and higher sales growth during the quarter compared to the third quarter of 1993. The increase in inventory is primarily due to various marketing programs, and to supporting new supplier partnerships with several customers.

The Company's credit agreements in effect at September 30, 1994 provided, among other terms, various limitations on working capital, tangible net worth, current ratio and ratio of total liabilities to tangible net worth, which may restrict the Company's ability to declare or pay dividends. The Company is in compliance with each term of the agreement, and approximately $.4 million of retained earnings at September 30, 1994 are available to pay dividends.

On October 27, 1994 the Company replaced its existing revolving credit facility with a dual-currency secured revolving credit agreement, expiring in 1997, with four banks which provides for committed facilities of $80 million subject to the maintenance of certain levels of accounts receivable and inventory, and a $20 million five-year secured loan due quarterly in varying installments beginning December 31, 1994. Interest on borrowings is at short-term interest rates. The agreement is secured by the Company's accounts receivable and inventory. It is expected that we will have sufficient accounts receivable and inventory to provide adequate availability under these facilities. The new agreement also provides, among other terms, various limitations on working capital, tangible net worth, the current ratio, and debt-to-equity ratio. The first measurement date of these covenants under the new agreement is December 31, 1994.

Interest rate collars of $20 million expired on March 27, 1994 and $5 million expired on May 3, 1994. The Company has entered into interest rate swap agreements with a financial institution which effectively change the Company's interest rate exposure on $10 million of floating rate debt to a fixed rate of 4.86% from March 28, 1994 through February 29, 1996, and $30 million at a fixed rate of 6.38% from February 29, 1996 through February 28, 1999. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

As of September 30, 1994 the Company has completed the consolidation of certain administrative functions which was provided for in the fourth quarter of 1993. Substantially all of the cash expenditures have been made related to the $2 million which was accrued at December 31, 1993.

At December 31, 1993, it was anticipated that the impact of the consolidation of certain functions and the reduction of expenses as a result of restructuring and other charges would result in annualized cost savings of approximately $2 million, beginning in the first half of 1994. It is anticipated that cost savings for the fiscal year 1994 will be approximately $1.2 million. Additional investments in sales and marketing have offset those savings in the results for the third quarter and nine months ended September 30, 1994 when compared to the comparable periods of 1993.

On October 31, 1994, the Company, through its wholly-owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Canlab, a division of Baxter Corporation.

OTHER INFORMATION


ITEM 6      Exhibits and Reports on From 8-K

            a.  Exhibits

            Exhibit 11--Computation of Earnings per Share

          		Exhibit 27--ART. 5 FDS for 3rd Quarter 10-Q
				        (submitted for the benefit of the SEC)

            b.  Reports on Form 8-K

            None.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        WALTER S. SOBON
                        VICE-PRESIDENT FINANCE
                        (Principal Financial and Accounting Officer)
DATE                    November 14, 1994