Form 10-K
VWR CORP
filed 1995-03-27
CIK 788043

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                 FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required).

For the fiscal year ended December 31, 1994
                          -----------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required).

For the transition period from
                                ---------------          -----------

Commission file Number  0-14139
                        -------

                                VWR Corporation
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Pennsylvania                                91-1319190
                ------------                                ----------
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              1310 Goshen Parkway, West Chester, PA  19380
------------------------------------------------------------------------
         (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code:       (610) 431-1700
                                                          --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which
                                      Registered

        None                                             N/A
-------------------                   ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $1.00 Par Value
-------------------------------------------------------------------------
                                (Title of Class)






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

As of February 28, 1995 the aggregate market value of the voting stock held by non-affiliates was approximately $85 million. In calculating this value registrant has treated as voting stock held by affiliates only the voting stock held by all of its directors. This is not an admission by the Company that any or all of its directors are in fact affiliates.

As of February 28, 1995, there were 11,059,468 shares of common stock issued and outstanding.




                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive
  Proxy Statement to be filed on or about
  March 31, 1995 are incorporated by reference into Part III, Item 10 (Directors Only),
  Item 11, Item 12 and Item 13 of this Form 10-K

















PART I.

ITEM I. - BUSINESS
------    --------
VWR Corporation ("VWR," "the Corporation," or "the Company") is one of the nation's largest suppliers of laboratory equipment, chemicals, and supplies to the scientific marketplace with sales of $535 million, $509 million, and $490 million in 1994, 1993 and 1992, respectively. VWR was incorporated in Delaware on January 3, 1986, in order to complete the Distribution Plan of Univar Corporation. In 1994 the Company changed its State of Incorporation to Pennsylvania.

In October 1994, the Company expanded its Canadian operations through the acquisition of certain assets related to the laboratory supply business of Canlab, a division of Baxter International for approximately $13.9 million.

In January 1994, the Company formed a joint venture with E. Merck of Germany and acquired an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany.

Principal Customers
-------------------
VWR Corporation and its subsidiaries are not dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its operations.

Competition
-----------
The Company competes in the industrial, governmental, biomedical, and educational market for laboratory equipment, chemicals, and supplies with numerous national and regional distributors. In addition, there are numerous distributors of specialty lines and manufacturers who sell their product lines direct. In the opinion of management, the Corporation is the nation's second largest distributor of laboratory equipment and supplies.

In all of VWR's markets, a combination of quality, price, and service are the major determining competitive factors. All activities are considered highly competitive.

Environmental Regulation
------------------------
VWR has been designated by the EPA as a potentially-responsible party in connection with several sites. Management believes that the Company's alleged contribution to each of these sites is de minimis and that the potential financial impact of these matters is not material to the Company's consolidated financial statements.





Employees
---------
Approximately 1,320 persons were employed by VWR Corporation as of February 28, 1995. Approximately 13% of the Company's employees are represented by unions. The Company believes its relations with employees are excellent.

Methods of Distribution
-----------------------
Approximately 23% of the Company's employees are full-time outside and inside sales personnel who provide product information and technical support to our customers. With continuous reference to the "VWR Catalogue," customers also place individual orders by telephone with an inside sales representative, directly with an outside sales representative or by computer. Orders are shipped from local or central warehouses, depending on the nature of the product ordered.

Foreign Operations and Export Sales
-----------------------------------
The Company has operations in Canada which serve the country's industrial, educational, governmental and biomedical markets. See "Foreign and Domestic Operations" in the Notes to Consolidated Financial Statements in item 8 below.

The Company also exports scientific equipment to 54 countries worldwide, with primary markets in the Middle East, Central and South America, and the Pacific Rim.

Raw Materials
-------------
The Company does not manufacture any of its products. Numerous sources of supply generally exist for all products essential to the business of the Company.

Patents, Trademarks, and Trade names
-----------------------------------
VWR Corporation and its subsidiaries own several trademarks and trade names, none of which is considered material to the business as a whole. Some of the registered and unregistered trademarks and trade names include VWR Scientific, VWRbrand, VWR IBS, Sargent-Welch and VWR Canlab.

Seasonality
-----------
No material portion of the business of VWR Corporation and its subsidiaries is regarded as seasonal. However, approximately 50% of sales of the Sargent-Welch science education business occur in the third quarter of the calendar year.





Backlog
-------
Backlog is not meaningful because most orders received are for merchandise held in inventory and available for immediate shipment.

Research and Development
------------------------
VWR Corporation and its subsidiaries do not manage or conduct significant research activities relating to the development of new products, although the Company periodically works with customers or suppliers to improve or develop new uses for existing products. In addition, VWR develops proprietary computer systems for internal use.






EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------
NAME                 AGE   BUSINESS EXPERIENCE         POSITION HELD
                             LAST FIVE YEARS           SINCE
-----------------    ---   -------------------         -------------
Jerrold B. Harris    52   President and Chief          March, 1990
                          Executive Officer            to Present
                          Executive Vice President     1988 - 1990
                          and Chief Operating Officer
                          of Registrant

Walter S. Sobon      46   Vice President Finance and   March, 1990
                          Corporate Secretary          to Present
                          Vice President Finance,      1989 - 1990
                          VWR Scientific Inc.

Richard H. Serafin*  48   Vice President Information   January 1991 to
                          Systems                      January 1995
                          Director of Business         1989 - 1991
                          Systems Consulting, Arthur
                          Andersen & Company

Joseph A. Panozzo	   57   Senior Vice President	       November, 1992
                                                       to Present
                          Regional Vice President of   1988 - 1992
                          Southern Region

Paul J. Nowak        40   Senior Vice President        November, 1992
                                                       to Present
                          Vice President and General   1989 - 1992
                          Manager of Sargent-Welch

Philip B. Hunsucker  56   Senior Vice President	       Sept., 1994
                                                       to Present
                          Regional Vice President    	 January, 1994
                                                       to Aug., 1994
                          Vice President of Business	 1991-1993
                          Development, Suprex Corporation
                          Vice President of Business   April,1990 to
                          Development, Pelouze         January, 1991
                          Corporation
                          Vice President of Corporate  January, 1990
                          Accounts, Fisher Scientific  to April, 1990

Richard W. Amstutz   52   Vice President of Operations February 1993
                          and Logistics                to Present
                          Vice President of Operations,1988 to Jan.,
                          VWR Scientific Inc.          1993

* Resigned as corporate officer effective January 1995



ITEM 2 - PROPERTIES
-------------------
VWR Corporation owns and leases office and warehouse space throughout the United States and Canada for wholesale distribution of scientific equipment and supplies as follows:

     Batavia, Illinois                         Owned
     Bridgeport, New Jersey                    Owned
     Buffalo Grove, Illinois                   Owned
     Cerritos, California                      Leased
     San Francisco, California                 Leased
     Houston, Texas                            Leased
     Marietta, Georgia                         Leased
     Morrisville, North Carolina               Leased
     Catano, Puerto Rico                       Leased
     Mississauga, Ontario, Canada              Leased
     Edmonton, Alberta, Canada                 Leased


The Company leases office space in West Chester, Pennsylvania, for executive, financial, information systems, marketing, and other administrative activities.

The Company also leases twenty-two smaller facilities throughout the United States and one smaller facility in Canada which support the sales and warehouse functions. All facilities have been designed to serve the Company's purpose (generic office and warehouse functions) and are sufficient for its current operations.

ITEM 3. - LEGAL PROCEEDINGS
------    -----------------
The Corporation is involved in various environmental, contractual, warranty, and public liability cases and claims, which are considered normal to the Corporation's business.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.






PART II.
--------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
------------------------------------------------------------------------

VWR Corporation Common Shares, $1.00 par value, are traded on the NASDAQ National Market System under the VWRX symbol. On February 28, 1995, there were approximately 6,000 shareholders represented by 1,754 holders of record.

The market prices of the Corporation's common shares during the years ended December 31, 1994, and 1993 are set forth below. The prices reflect bid prices as reported by NASDAQ for the Company.

                                       Year Ended                Year Ended
VWR Corporation Common Stock        December 31, 1994        December 31, 1993
----------------------------        -----------------        -----------------

         Quarter                   High          Low        High         Low
         -------                   ----          ---        ----         ---
          First                   $12.13       $ 9.75      $17.00      $13.25
          Second                   12.25         9.63       16.00       11.75
          Third                    11.75         6.50       12.75       11.25
          Fourth                   12.00         7.00       13.75       12.00


The Corporation declared quarterly dividends of $0.10 per share in April, August, and October and $.04 per share in December for the year ended December 31, 1994. A quarterly dividend of $.10 per share was declared for each quarter during the fiscal year ended December 31, 1993. The Corporation's long-term debt agreements provide, among other terms, minimum limitations on working capital, tangible net worth, the current ratio, and the debt-to-equity ratio which may restrict the Corporation's ability to declare or pay dividends. Approximately $1.8 million of retained earnings was available to pay dividends at December 31, 1994.





ITEM 6. - SELECTED FINANCIAL DATA
------    -----------------------
The following table of selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.



                                    For the Years Ended December 31
                            -----------------------------------------------
                            1994      1993*      1992       1991       1990
                            ----      ----       ----       ----       ----
Operations
(Thousand of dollars)
Sales                     $535,179  $509,235   $490,168   $440,983   $428,568
Gross margin               113,198   116,274    114,431    104,924    102,823
Income from
  continuing operations
  before cumulative effect
  of accounting change       2,053     3,890      9,430      7,743      6,970
Loss from
  companies distributed                                                  (269)
Cumulative effect of
  accounting change                   (1,400)
Net income                 $ 2,053   $ 2,490    $ 9,430    $ 7,743    $ 6,701
-----------------------------------------------------------------------------

Per share Data**
Dividends                    $0.34     $0.40      $0.40      $0.40      $0.40
Book value for
  continuing operations       3.62      3.68       3.80       3.34       3.02
Income from
  continuing operations
  before cumulative effect
  of accounting change         .18       .35       0.85       0.71       0.66
Loss from
  companies distributed                                                 (0.03)
Cumulative effect
  of accounting change                  (.13)
                        -----------------------------------------------------
Net income per share         $0.18     $0.22      $0.85      $0.71      $0.63





                                      For the Years Ended December 31
                             -----------------------------------------------
                                1994      1993*     1992      1991      1990
                                ----      ----      ----      ----      ----
Financial Position
(Continuing operations only,
  thousands of dollars)
  Working capital             $ 75,120 $ 65,197   $ 57,881  $ 52,928  $ 58,991
  Property and Equipment-net    38,259   41,562     33,608    32,662    33,320
  Total assets                 173,375  148,777    136,093   126,896   132,876
  Short-term debt                2,250      150        218       272       944
  Long-term debt                79,170   61,757     47,553    46,747    57,333
  Shareholders' equity          40,168   41,057     42,257    36,832    32,847
  Total invested capital       121,588  102,964     90,028    83,851    91,124
------------------------------------------------------------------------------
Operating & Financial Statistics
(Continuing Operations Only)

  Gross margin to sales          21.2%    22.8%      23.35%    23.79%   23.99%
  Income from Continuing
   Operations to sales            .38%     .76%       1.92%     1.76%    1.63%
  Current ratio                  2.67     2.80        2.46      2.42     2.60
  Return on Average
  Shareholders' Equity           5.06%    5.98%      23.85%    22.22%   22.21%
------------------------------------------------------------------------------
* Results include restructuring and other charges of $3.3 million pre-tax ($1.9 million net of tax).

** All share and per share data reflect a two-for-one stock split effective May 9, 1992.






ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------------------------------

Results of Operations
---------------------
Sales
-----
          1994       Increase        1993          Increase     1992
----------------------------------------------------------------------
         $535.2        5.1%         $509.2           3.9%      $490.2

The sales increase in 1994 was due to growth in all areas of our business.
The acquisition of Canlab, the Toronto-based distribution division of Baxter International, in the fourth quarter of 1994 accounted for approximately 20% of the sales growth for the year. During the second half of 1994 our Canadian operations showed strong sales growth, improving margins and operating results.

In 1993 sales increased primarily due to strong growth rates in our inter-national export, high school science education (Sargent-Welch division) businesses and the effects of the acquisition of Johns Scientific and the distribution agreement with BDH Ltd. in Canada. Growth in Canada was less than expected. Combining the operations and systems of the three companies proved to be a more complex task than anticipated and we experienced higher costs. In addition, sales of our principal U.S. operating unit (VWR Scientific) lagged behind the market and we missed our internal target.

Gross Margin
------------
                   1994     Decrease     1993     Increase    1992
--------------------------------------------------------------------
Margin            $113.2    (2.7%)      $116.3      1.7%     $114.4
Percent
  of Sales          21.2%                 22.8%                23.3%

Over the three-year period, gross margin as a percent of sales declined primarily as a result of continued competitive price pressures and customer mix.

Operating Expenses before Restructuring and Other Charges in 1993
----------------------------------------------------------------------
                   1994     Increase     1993     Increase    1992
----------------------------------------------------------------------
Expenses          $105.0         3.2%   $101.7      6.7%     $95.3
Percent
  of Sales          19.6%                 20.0%               19.4%

In 1994 operating expenses grew at a rate lower than sales growth. Approximately 28% of the increase in operating expenses is the result of the acquisition of Canlab in the fourth quarter of 1994.

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

Restructuring and Other Charges
-------------------------------

In December 1994, the Company made the decision to consolidate certain sales offices and functions. As a result, the Company will incur approximately $2 million in charges which are primarily for severance and other personnel-related costs. It is expected that the consolidation will be completed by the end of 1995 and will result in annualized cost savings of approximately
$3 million. The cost of the consolidation effort will be accounted for in accordance with the new guidance set forth in FASB EITF Issue 94-3 "Accounting for Restructuring Charges." Under EITF 94-3, the costs will be recognized primarily when they are incurred throughout 1995.

In the fourth quarter of 1993, the Company made the decision to refocus certain information systems efforts into customer service systems and to take actions that would reduce operating expenses. As a result of this effort, the Company recorded a $3.3 million charge which included non-cash charges of $1.3 million (primarily for software development costs that did not have continuing value) and $2 million related to the consolidation of functions and facilities which consisted primarily of severance and other personnel-related costs. In 1994 the Company completed the consolidation of certain administrative functions which was provided for in the fourth quarter of 1993 and has expended the $2 million of cost accrued at December 31, 1993, which was reflected in current liabilities.

At December 31, 1993 it was anticipated that the impact of the consolidation of certain functions and the reduction of expenses would result in annualized cost savings of approximately $2 million, beginning in the first-half of 1994. Actual cost savings for fiscal 1994 were approximately $1.2 million. Planned investments in sales and marketing have offset those savings in 1994.

Interest Expense and Other
--------------------------

                    1994     Increase     1993     Increase     1992
---------------------------------------------------------------------
Interest and Other  $5.1       8.5%       $4.7      17.5%       $4.0
Percent
  of Sales           1.0%                   .9%                   .8%

In 1994 interest expense and other increased primarily due to increased borrowings for the acquisition of Canlab, partially offset by replacing expired interest rate collars with fixed rate interest swaps. Foreign currency transaction losses accounted for approximately $.2 million of the increase.

In 1993 interest expense and other increased due to increased borrowing levels which occurred primarily for the purchase of a new warehouse facility for the Sargent-Welch division, system enhancements, and the 1992 acquisition of Johns Scientific.





Income Taxes
------------
                   1994      Decrease     1993     Decrease     1992
--------------------------------------------------------------------
Taxes              $1.0       (63.0%)     $2.7      (52.6)%     $5.7
Percent
  of Sales           .2                     .5%                  1.2%
Effective
  tax rate         32.0%                  40.6%                 37.5%

The income taxes footnote to the financial statements describes the difference between the statutory and effective income tax rates. The lower effective tax rate in 1994 reflects the recognition of the benefits of a portion of the Canadian net operating loss carrforwards and lower state taxes. Management expects that the realization of the deferred tax assets related to the Canadian net operating losses will result from improved margins and elimination of duplicate personnel and facility cost, coupled with the acquisition of Canlab in late 1994. The higher effective tax rate in 1993 reflects the carryforward to future years of Canadian tax benefits not recognized in 1993.


Income Before Cumulative Effect of Accounting Change and Per Share Data
-----------------------------------------------------------------------
                   1994     Decrease     1993     Decrease     1992
--------------------------------------------------------------------
Income             $2.1      (46.2)%     $3.9      (58.5)%     $9.4
Percent
  of Sales           .4%                   .8%                  1.9%
Per Share          $ .18                 $ .35                 $ .85

In 1994, the decrease in income before cumulative effect of accounting change is primarily due to lower margins.

In 1993, in addition to the impact of the restructuring and other charges, which were $3.3 million pre-tax ($1.9 million net of tax or $.18 per share), income before cumulative effect of accounting change decreased primarily due to decreased operating income from lower sales and margins, and higher operating expenses along with higher interest costs.

Financial Condition and Liquidity
---------------------------------
The ratio of debt to equity over the past four years is as follows:

           1994           1993            1992            1991
--------------------------------------------------------------
           2.0            1.5             1.1             1.3

The ratio of operating income, plus depreciation and amortization, to interest expense over the past four years is as follows:

           1994           1993            1992            1991
--------------------------------------------------------------
           3.8            4.5             7.1             5.8





VWR continues to maintain a liquid financial position. VWR's current ratio was 2.7 at December 31, 1994 and accounts receivable and inventory accounted for 66% of total assets. The increase in accounts receivable is due to transition issues related to the consolidation of the Company's credit department and higher sales growth in the fourth quarter of 1994 compared to the fourth quarter of 1993. The increase in inventory and accounts payable is primarily due to various marketing programs, and to supporting new supplier partnerships with several customers. For the year ended December 31, 1994 cash flow from operations of $5.1 million and debt borrowings of $19.5 million were used to finance investments in property and equipment of $2.9 million, the Canlab acquisition of $13.9 million, the joint venture investment of $2.9 million and to pay dividends of $4.4 million. Sufficient credit availability existed at December 31, 1994 to provide for the amounts of bank checks outstanding less cash in bank of $1.4 million. Cash requirements reach a low toward the end of each calendar year due to the natural business cycle.

On October 27, 1994 the Company replaced its previously unsecured revolving credit facility with a dual-currency secured revolving credit and term loan agreement, expiring in 1997, with four banks which provides for committed facilities of $80 million subject to the maintenance of certain levels of accounts receivable and inventory, and a $20 million five-year loan due in varying installments beginning December 31, 1994. The facility provides for the ability to borrow Canadian dollars in an amount up to $16 million in U.S. dollars. Canadian borrowings were used to finance the acquisition of Canlab. Interest on borrowings is at variable short-term interest rates.

To reduce the impact of changes in interest rates on floating rate long-term debt, the Company uses a combination of interest rate swaps, and collars. The notional amounts of the interest rate collars and swaps are based upon expected actual debt levels during a five-year period. The Company provides protection to meet actual exposures and does not speculate in derivatives.

The Company's interest rate collar effectively establishes a minimum and maximum rate on up to $30 million of credit, and expires in 1996. The Company also has interest rate swap agreements which change interest rate exposure on $10 million of floating rate debt to a fixed rate of 4.86% through February 1996, and on $30 million at a fixed rate of 6.38% from February 1996 to February 1999. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

Due to the increase in debt levels from the Canadian acquisition, the board of directors made a decision to reduce the company's quarterly dividend, declared on December 16, 1994 to $.04 per share from the previous $ .10 per share.

On February 27, 1995, the Company and EM Industries, Incorporated ("EM") (an affiliate of E. Merck, Darmstadt, Germany) entered into an agreement that calls for EM to invest $20 million in the Company for common shares (calculated at a price per share of $11) and a three-year warrant to purchase an additional $10 million of common shares at $11 per share, subject to regulatory approvals and other customary conditions. Assuming exercise of the warrant, EM would own approximately 20% of the common stock of the Company.





EM has also agreed to a four-year "standstill" agreement, which limits its ability to increase its equity interest in the Company during the four years. After the four-year period, without prior approval of the Board of Directors of the Company, EM would be permitted to acquire additional equity in the Company only by offering to acquire all of the outstanding shares of the Company. The standstill agreement also grants EM certain registration rights. The Company has also agreed to elect two representatives of EM to its Board of Directors. In addition, the Companies have agreed to enter into new distribution agreements encompassing the U.S. and Canadian markets.

The agreements have been unanimously approved by the Company's Board of Directors and do not require shareholder approval. The expected proceeds of approximately $20 million from the issuance of the shares under the share purchase agreement are expected to be used to repay debt.

VWR has been designated by the EPA as a potentially responsible party for various sites. Management believes that any required expenditures would be immaterial to the Company's consolidated financial statements.

As of December 31, 1994 the estimated cost for capital improvement projects is expected to range between $4 and $5 million in 1995 related primarily to continued investments in new computer systems and equipment and warehouse equipment.






Operating Income Return on Average Invested Capital
-----------------------------------------------------


                 1994           1993            1992            1991
---------------------------------------------------------------------

                 7.3%           11.7%           22.0%           19.0%

1993 before
  restructuring
  charges                       15.1%


Operating Income to Sales
-------------------------
                 1994           1993            1992            1991
---------------------------------------------------------------------

                 1.5%           2.2%            3.9%            3.8%


1993 before
  restructuring
  charges                       2.9%


Average Invested Capital to Sales
---------------------------------
                 1994           1993            1992            1991
---------------------------------------------------------------------

                 21.0%          18.9%           17.7%           19.8%


Days Sales in Accounts Receivable
---------------------------------
                 1994*          1993            1992            1991
---------------------------------------------------------------------

                 45.7           42.6            41.5            42.1


Inventory Turnover (Before LIFO)
--------------------------------
                 1994*          1993            1992            1991
---------------------------------------------------------------------

                  6.7            6.9             6.4             6.0


*Excludes the effect of the Canlab acquisition




ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

                                VWR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                    1994              1993              1992
-------------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Sales                             $535,179           $509,235        $490,168
Cost of sales                      421,981            392,961         375,737
                                   -------            -------         -------
Gross margin                       113,198            116,274         114,431
Operating expenses                 104,124            101,713          95,322
Canlab transition expenses             916
Restructuring and other
  charges                                               3,300
                                   -------            -------         -------
Operating income                     8,158             11,261          19,109
Interest expense and other           5,137              4,708           4,021
                                   -------            -------         -------
Income before income taxes
  and cumulative effect of
  accounting change                  3,021              6,553          15,088
Income taxes                           968              2,663           5,658
                                   -------            -------         -------
Income before cumulative effect
  of accounting change               2,053              3,890           9,430
Cumulative effect of change in
  accounting for postretirement
  benefits, net of income tax
  benefit of $860                                      (1,400)
                                   -------            -------         -------
Net Income                        $  2,053           $  2,490        $  9,430
                                   =======            =======         =======
Earnings (Loss) Per Share:
Income before cumulative effect
  of accounting change            $   0.18           $   0.35        $   0.85
Cumulative effect of accounting
  change                                                (0.13)
                                   -------            -------         -------
Net Income                        $   0.18           $   0.22        $   0.85
                                   =======            =======         =======
Weighted average number of common
  shares outstanding (thousands)    11,128             11,153          11,128

See Notes to Consolidated Financial Statements.



                                 VWR CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(Thousands of dollars,
 except share data)
                                                      December 31,
ASSETS                                       1994                     1993
-------------------------------------------------------------------------------
Current Assets:
Receivables--
  Trade receivables,
    less reserves of $619 and $259          $70,777                  $60,272
  Other receivables                           2,753                    2,489
Inventories                                  40,091                   30,243
Other                                         6,378                    8,484
                                            -------                 --------
Total Current Assets                        119,999                  101,488

Property and Equipment--net                  38,259                   41,562

Other Assets                                 15,117                    5,727
                                            -------                 --------
                                           $173,375                 $148,777
                                            =======                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current Liabilities:

Bank checks outstanding, less cash in bank  $ 1,398                 $  1,062
Accounts payable                             35,783                   26,743
Accrued liabilities                           5,448                    8,336
Current portion of long-term debt             2,250                      150
                                            -------                  -------
Total Current Liabilities                    44,879                   36,291

Long-Term Debt                               79,170                   61,757

Deferred Income Taxes and Other               9,158                    9,672

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000
  shares authorized, none issued
Common stock, $1 par value, 30,000,000
  shares authorized, 11,316,592 issued       11,316                   11,316





(Thousands of dollars,                                 December 31,
except share data)                                1994                1993
                                                  ----                ----
Additional paid-in capital                      $ 29,269            $ 29,137
Retained earnings                                  4,941               6,651
Treasury shares at cost, 250,225
  and 293,613 shares                              (2,463)             (2,882)
Unamortized ESOP contribution                     (1,786)             (2,057)
Unamortized restricted stock awards                 (485)               (541)
Cumulative translation adjustment                   (624)               (567)
                                                --------            --------
Total Shareholders' Equity                        40,168              41,057
                                                --------            --------
                                                $173,375            $148,777
                                                ========            ========

See Notes to Consolidated Financial Statements.




                                   VWR CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended December 31,
                                  1994            1993            1992
-------------------------------------------------------------------------------
(Thousands of dollars)
OPERATING ACTIVITIES
Net Income                      $ 2,053         $ 2,490         $ 9,430
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation and amortization   9,791           9,203           8,432
  Cumulative effect of
   accounting change                              1,400
  Change in assets and
  liabilities, net of effect
  of businesses acquired:
    Receivables, net             (7,359)         (4,123)         (3,217)
    Inventories                  (4,459)          2,782             926
    Other current assets         (1,625)         (5,914)         (1,462)
    Accounts payable              9,040            (750)          4,834
    Accrued liabilities          (2,013)            835             197
    Deferred income taxes
      and other                    (330)            495             (36)
                                -------         -------         -------
Cash Provided by
  Operating Activities            5,098           6,418          19,104
                                -------         -------         -------
INVESTING ACTIVITIES

Additions to property and
  equipment, net                 (2,922)        (13,402)         (5,184)
Acquisition of businesses
  net of $1,600 note
  payable in 1992               (13,939)                         (5,837)
Investment in joint venture      (2,881)
Net additions to other assets      (909)         (1,854)           (931)
                               --------        --------        --------
Cash Used by
  Investing Activities         $(20,651)       $(15,256)       $(11,952)
                               --------        --------        --------




                                       Year Ended December 31,
                                 1994              1993             1992
-------------------------------------------------------------------------------
(Thousands of dollars)

FINANCING ACTIVITIES
Proceeds from long-term debt    $169,243         $228,983          $136,493
Repayment of long-term debt     (149,730)        (214,847)         (137,341)
Net change in bank checks
  outstanding                        336             (741)           (1,618)
Cash dividends                    (4,419)          (4,395)           (4,383)
Purchase of treasury shares                                            (286)
Proceeds from exercise of
  stock options                      135               88               249
Other                                (12)            (250)             (266)
                                 -------          -------           -------
Cash Provided (Used) by
  Financing Activities            15,553            8,838            (7,152)
                                 -------          -------           -------
Net Change in Cash                     0                0                 0

Cash at beginning of year              0                0                 0
                                 -------          -------           -------
Cash at end of year              $     0          $     0           $     0
                                 =======          =======           =======
Supplemental disclosures of
  cash flow information:

Cash paid (received) during the
year for:
  Interest (net of
    capitalized interest)        $ 4,568          $ 4,128           $ 3,493
  Income taxes                      (254)           4,568             4,350

See Notes to Consolidated Financial Statements.





                               VWR CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Thousands of dollars,                                          Unamortized
 except per share data)                                         Restricted
                                                                Stock,
                         Common                                 Unamortized
                         Stock   Additional                     ESOP
                         $1 Par  Paid-in    Retained  Treasury  Contribution,
                         Value   Capital    Earnings  Shares    and Other
----------------------------------------------------------------------------

Balance
December 31, 1991       $5,658   $34,451     $3,697  $(3,882)   $(3,092)

Net income                                    9,430
Two-for-one stock split  5,658    (5,658)
Cash dividends
  ($.40 per share)                           (4,383)
Allocation of shares to
  ESOP participants                                                 235
Restricted stock awards -
  7,580 shares                        23                  74        (97)
Forfeiture of restricted
  stock - 2,173 shares                                   (26)        26
Amortization of restricted
  stock                                                             279
Grant of treasury shares -
  14,482 shares                       44                 141
Acquisition of treasury
  stock - 21,756 shares                                 (305)
Exercise of stock options            (66)      (183)     507
Foreign currency translation
  adjustment                                                       (274)

Balance                  ------    ------      -----   -----     ------
December 31, 1992       $11,316   $28,794     $8,561 $(3,491)   $(2,923)
                         ------    ------      -----   -----     ------




(Thousands of dollars,                                            Unamortized
 except per share data)                                           Restricted
                                                                  Stock,
                          Common                                  Unamortized
                          Stock    Additional                     ESOP
                          $1 Par   Paid-in    Retained  Treasury  Contribution,
                          Value    Capital    Earnings  Shares    and Other
-------------------------------------------------------------------------------

Net income                                     $2,490
Cash dividends
  ($.40 per share)                             (4,400)
Allocation of shares to
  ESOP participants                                                $   417
Restricted stock awards
  45,219 shares                     $   222             $   439       (661)
Amortization of restricted
  stock                                                                290
Grant of treasury shares-
  4,478 shares                           28                  43
Acquisition of treasury
  stock - 1,783 shares                                      (22)
Exercise of stock options               (61)                149
Tax benefit on ESOP divi-
  dends and restricted stock            154
Foreign currency transla-
  tion adjustment                                                     (288)
Balance                  -------    -------    ------   -------    -------
December 31, 1993        $11,316    $29,137    $6,651   $(2,882)   $(3,165)
                         -------    -------    ------   -------    -------






(Thousands of dollars,                                            Unamortized
 except per share data)                                           Restricted
                                                                  Stock,
                          Common                                  Unamortized
                          Stock    Additional                     ESOP
                          $1 Par   Paid-in    Retained  Treasury  Contribution,
                          Value    Capital    Earnings  Shares    and Other
-------------------------------------------------------------------------------

Net income                                     $2,053
Cash dividends
  ($.34 per share)                             (3,763)
Allocation of shares to
  ESOP participants                                                    $271
Restricted stock awards
  21,816 shares                        $28                 $211        (239)
Amortization of restricted
  stock                                                                 295
Exercise of stock options              (79)                 208
Tax benefit on ESOP divi-
  dends and restricted stock           183
Foreign currency transla-
  tion adjustment                                                       (57)
Balance                  -------    -------    ------    --------   --------
December 31, 1994        $11,316    $29,269    $4,941    $(2,463)   $(2,895)
                         =======    =======    ======    ========   ========


See Notes to Consolidated Financial Statements.




                                 VWR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

Principles of Consolidation
--------------------
The accompanying consolidated financial statements include the accounts of VWR Corporation and all of its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

Capitalization, Depreciation and Amortization
---------------------------------------
Land, buildings, and equipment are recorded at cost. Depreciation is com-puted using the straight-line method for financial reporting purposes and, generally, accelerated methods for income tax purposes. Acquisition and development costs for significant business systems and related software for internal use are capitalized and amortized over their estimated useful lives of seven years. The Company capitalizes the costs of developing and producing catalogs, which are used by customers for ordering products. Such costs are amortized over the period of use, generally two years. Goodwill is amortized over periods of 15 and 40 years.

Income Taxes
------------
In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes," which supersedes SFAS No. 96 previously followed by the Company. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

Postretirement Benefits
-----------------------
In 1993, the Company adopted SFAS No. 106 "Accounting for Postretirement Benefits Other Than Pensions." This Statement requires the Company to accrue the cost of retiree medical expenses over the period earned by the participants, which is a change from the Company's prior practice of recording these costs when incurred.




Earnings Per Share and 1992 Stock Split
---------------------------------------
Earnings per share are based on the weighted average number of shares and dilutive common share equivalents outstanding during the period.

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

Segment and Customer Information
--------------------------------
The Company is engaged in one line of business, industrial distribution. No single customer accounts for more than 10% of sales. The majority of the Company's business activity pertains to, and accounts receivable result from, sales of laboratory equipment and supplies to businesses across a wide geographical area in various industries, mainly industrial, governmental, biomedical, and educational. At December 31, 1994, the Company had no significant concentrations of credit risk.

Reclassifications
-----------------
Certain prior years' amounts have been reclassified to conform to the current year's presentation.

INVENTORIES
-----------
Inventories consist primarily of purchased goods for sale and are valued at the lower of cost or market. Inventory valued using the last-in, first-out
(LIFO) method comprised 88% and 95% of inventory at December 31, 1994 and 1993, respectively. Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.

LIFO cost at December 31, 1994, and 1993, was approximately $27.7 million and $26.8 million, respectively, less than current cost. The effect of LIFO layer liquidations decreased the cost of sales by $.6 million in 1993, and $.4 million in 1992.




FIXED ASSETS
------------
Net property and equipment at December 31, 1994, and 1993, is:
-----------------------------------------------------------------------------
(Thousands of dollars)                             1994             1993
-----------------------------------------------------------------------------
Land                                            $ 2,130            $ 2,130
Buildings                                        10,249             10,249
Equipment and computer software                  53,029             50,339
Construction in progress                            408                280
                                                -------            -------
                                                 65,816             62,998
Less accumulated depreciation                   (27,557)           (21,436)
                                                -------            -------
Net property and equipment                      $38,259            $41,562
                                                =======            =======


Depreciation expense for the years ended December 31, 1994, 1993 and 1992, was $6.3 million, $5.4 million and $4.3 million, respectively.

ACCRUED LIABILITIES
-------------------
Included in accrued liabilities at December 31, 1994, and 1993, is accrued compensation of approximately $3.3 million and $4.2 million, respectively.

FOREIGN CURRENCY TRANSACTIONS
------------------------------
The Company supplies product to its Canadian subsidiary for sale to the subsidiary's Canadian customers. The Company has entered into forward exchange contracts to fix the rate of exchange on the Canadian dollar payments made to the Company upon settlement of the intercompany accounts related to those shipments to its subsidiary. As of December 31, 1994, the Company had approximately $1.1 million of forward exchange contracts outstanding. Net transaction gains and losses are not material and are included in interest expense.





LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
----------------------------------------------
The long-term debt of the Company at December 31, 1994, and 1993, is:
-----------------------------------------------------------------------------
(Thousands of dollars)                      1994                 1993
-----------------------------------------------------------------------------
Revolving Credit Agreements                $61,920              $60,107
Term Note                                   19,500                1,800
Less current portion                        (2,250)                (150)
                                           -------              -------
Net long-term debt                         $79,170              $61,757
                                           =======              =======

On October 27, 1994, the Company replaced its previously unsecured revolving credit facility with a dual-currency secured revolving credit and term loan agreement, expiring in 1997, with four banks which provides for committed facilities of $80 million subject to the maintenance of certain levels of accounts receivable and inventory, and a $20 million five-year term note due quarterly in varying installments beginning December 31, 1994. The facility provides for the ability to borrow Canadian dollars up to $16 million in U.S. dollars. Canadian borrowings were used to finance the acquisition of Canlab as noted under "Acquisitions." Interest on borrowings is at short-term interest rates. The agreement is secured by the Company's accounts receivable and inventory. The Company expects to have sufficient accounts receivable and inventory to provide adequate availability under these facilities. Principal amounts due on long-term debt, before the impact of the equity transaction (see "Subsequent Event" note), in each of the five years beginning January 1, 1995, are $2.3 million, $3.3 million, $66.6 million, $5.3 million and $4.5 million, respectively.

For the year ended December 31, 1994, the approximate weighted average interest rate on borrowings made under the outstanding loan facilities was 7.0%, which approximates the year-end rate. Interest expense for the years ended December 31, 1994, 1993, and 1992, was $4.8 million, $4.5 million, and $3.9 million, respectively.





The Company has an interest rate collar on $30 million which expires on March 1, 1996. The collar is based on the three-month London Interbank Offered Rate ("LIBOR") and has a floor of 6.75% and a ceiling of 9.5%. The cost of the collar is treated as a reduction of the revolving credit debt and is being amortized as revolving credit interest expense over the term of the collar.

The Company has entered into interest rate swap agreements with a financial institution which effectively change the Company's interest rate exposure on $10 million of floating rate debt to a fixed rate of 4.86% from March 28, 1994 through February 29, 1996, and on $30 million to a fixed rate of 6.38% from February 29, 1996 through February 28, 1999. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the interest rate difference between the contracts' fixed rate and the then current replacement rate. At December 31, 1994 the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is approximately $1.4 million. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company's long-term debt agreement provides for, among other terms, restrictive covenants with respect to working capital, tangible net worth, the current ratio, and the debt-to-equity ratio, which may restrict the Company's ability to declare or pay dividends. Under the most restrictive of these terms, approximately $1.8 million of retained earnings at December 31, 1994 is available to pay dividends.

INCOME TAXES
------------
During 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of the accounting change was not material.

The income (loss) before income taxes and cumulative effect of accounting change is as follows:

-------------------------------------------------------------------------------
(Thousands of dollars)
                           1994               1993              1992
-------------------------------------------------------------------------------
Domestic                  $3,470             $7,447           $15,280
Foreign                     (449)              (894)             (192)
                          ------             ------           -------
                          $3,021             $6,553           $15,088
                          ======             ======           =======




The provision for income taxes on income before cumulative effect of accounting change consists of:
---------------------------------------------------------------------------
(Thousands of dollars)
                                1994             1993             1992
---------------------------------------------------------------------------
Current:
  Federal                      $1,652           $2,320           $4,410
  State                           170              200              772
                               ------           ------           ------
                                1,822            2,520            5,182
                               ------           ------           ------
Deferred:
  Federal                        (276)             286              351
  State                          (213)               7              125
  Foreign                        (365)            (150)
                               ------            -----           ------
                                 (854)             143              476
                               ------           ------           ------
Total tax provision            $  968           $2,663           $5,658
                               ======           ======           ======

The reconciliation of tax computed at the federal statutory tax rates of 35% (1994 and 1993) and 34% (1992) of income before income taxes and cumulative effect of accounting change to the actual income tax provision is as follows:

-------------------------------------------------------------------------------
(Thousands of dollars)
                                1994             1993             1992
-------------------------------------------------------------------------------

Statutory tax                   $1,058          $2,293           $5,130
State income taxes net
  of federal tax benefit           (29)            137              592
Increase in statutory rate
  on deferred tax items                            164
Increase (Decrease) in
  valuation allowance for
  foreign net operating loss      (165)            250
Other-net                          104            (181)             (64)
                                ------          ------           ------
Total tax provision             $  968          $2,663           $5,658
                                ======          ======           ======



Deferred tax liabilities (assets) as of December 31, 1994 and 1993 are comprised of the following:
-----------------------------------------------------------------------------
(Thousands of dollars)                               1994             1993
-----------------------------------------------------------------------------
Depreciation                                       $5,942           $6,400
Pension                                             1,730            1,918
                                                    -----            -----
   Deferred tax liabilities                         7,672            8,318
                                                    -----            -----
Postretirement benefits                              (800)            (809)
Other benefits                                       (525)            (584)
Restructuring charges                                                 (720)
Net operating loss carryforwards
  from foreign operations net of
  valuation allowances of $160 in
  1994 and $350 in 1993                              (586)            (150)
Other-net                                            (714)            (213)
                                                    -----            -----
   Deferred tax assets                             (2,625)          (2,476)
                                                    -----            -----
Net deferred tax liability                         $5,047           $5,842
                                                   ======           ======

Included in other current assets at December 31, 1994 and 1993 are refundable income taxes of approximately $.4 million and $2.1 million, respectively, and net current deferred tax assets of $.8 million and $.6 million, respectively. The Company has Canadian tax loss carryforwards of approximately $1.0 million which expire at various dates through 2001. Management expects that the realization of the deferred tax assets related to the Canadian net operating losses will result from improved margins, elimination of duplicate personnel and facility cost, coupled with the acquisition of Canlab in late 1994.

SHAREHOLDER RIGHTS AGREEMENT
----------------------------
On May 20, 1988, the Company established a Shareholder Rights Agreement. The Agreement is designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares. On February 23, 1995, the Company amended the Agreement to change the definition of "Acquiring Person," and to provide that the Agreement be governed by the laws of the Commonwealth of Pennsylvania instead of the laws of the State of Delaware.

Under the Agreement, the Company has distributed a dividend of one Right for each outstanding share of the Company's stock. When exercisable, each Right will entitle its holder to buy two shares of the Company's common stock at $45.00 per share. The Rights will become exercisable if an Acquiring Person acquires or makes an offer to acquire 20 percent of the Company's common stock. In the event that a purchaser acquires 20 percent of the common stock, each Right shall entitle the holder, other than the acquirer, to purchase, at the Right's then-current full exercise price, shares of the Company's common stock having a market value of twice the then-current full exercise price of the Right. In the event that, under certain circumstances, the Company is acquired in a merger or transfers 50 percent or more of its assets or earnings to any one entity,each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the full exercise price of the Right. The Rights, which expire on May 31, 1998, may be redeemed by the Company at a price of $.005 per Right.

STOCK AND INCENTIVE PROGRAMS
----------------------------
Under the stock option and restricted stock plans, in addition to outstanding options, 241,440 shares were reserved for issuance at December 31, 1994.

Restricted Stock Awards
-----------------------
The Company's restricted stock award plan provides for grants of common stock to certain directors, officers, and managers. The vesting periods range from one to eight years. The fair market value of the stock at the date of grant establishes the compensation amount, which is amortized to operations over the vesting period. During the years ended December 31, 1994, 1993 and 1992, the Company granted 21,816, 45,219 and 7,580 shares, respectively, at fair market values of approximately $.2 million, $.7 million and $.1 million, respectively.

Stock Options
-------------
Under the stock option plan, options, which vest over 3 to 10 years, have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at date of grant. Changes in options outstanding were:

-------------------------------------------------------------------------------
                                                 Shares          Average Price
------------------------------------------------------------------------------
Outstanding at December 31, 1991                429,310              $7.41
  Exercised                                     (44,301)              5.62
  Canceled                                      (12,196)              7.82
                                                 ------
Outstanding at December 31, 1992                372,813               7.61
  Exercised                                     (14,469)              6.07
  Granted                                        59,921              13.88
  Canceled                                      (12,446)              6.90
                                               --------
Outstanding at December 31, 1993                405,819               8.61
  Exercised                                     (22,007)              6.14
  Granted                                         5,000              10.00
  Canceled                                      (32,845)              7.75
                                                -------
Outstanding at December 31, 1994                355,967              $8.86
                                                =======


At December 31, 1994, there were 135,870 options exercisable at an average price of $7.79.

Savings Investment Plan
-----------------------
The Company has a savings investment plan whereby it matches 50% of the employee's contribution up to 3% of the employee's pay. For employee contributions between 3% and 7.5% of their pay, the Company will match 50% of the contribution within prescribed limits based on the Company's profitability for the year. All Company contributions are used to buy shares of the Company's stock. Expenses under this plan for the years ended December 31, 1994, 1993, and 1992, were $.6 million, $.5 million and $.6 million, respectively. At December 31, 1994, there were 407,513 shares available for issuance under this Plan.

Employee Stock Ownership Plan
-----------------------------
In September, 1990, the Company established an employee stock ownership plan
(ESOP) by, in effect, contributing 400,000 shares of treasury stock ($2.9 million fair value) to the ESOP of which 153,568 shares are allocated to participants at December 31, 1994. All full-time and part-time employees, except certain union employees, are eligible to participate in the plan.

The ESOP shares will be allocated equally to individual participants' accounts over a period up to ten years. Vesting occurs equally over an employment period of five years at which time the employee is 100% vested in the plan. The total number of shares to be allocated in a year is the higher of an amount based on the Company's profitability or the minimum allocation required per the ESOP agreement. Expenses are recognized based on shares to be allocated in the subsequent year and are reduced for dividends paid on unallocated shares.




POSTRETIREMENT BENEFITS
------------------------
Pension Plans

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

The total VWR Corporation plans' funding status and the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994, and 1993, are:

------------------------------------------------------------------------------
(Thousands of dollars)                       1994                   1993
------------------------------------------------------------------------------
Actuarial present value of plan benefit obligations

  Vested benefit obligation                $30,166                $31,240
  Nonvested benefit obligation               1,254                  1,116
                                           -------                -------
  Accumulated benefit obligation           $31,420                $32,356
                                           =======                =======
Projected benefit obligation               $35,972                $37,848
Plan assets at fair value                  (33,313)               (33,610)
                                           -------                -------
Projected benefit obligation in
  excess of plan assets                      2,659                  4,238
Prior service costs not yet recognized
  in net periodic pension cost                 699                    336
Unrecognized net transition obligation        (333)                  (391)
Unrecognized actuarial loss                 (6,901)                (8,222)
                                            -------                ------
Prepaid pension expense included in
  consolidated balance sheets              $(3,876)               $(4,039)
                                           =======                =======

The assets of the Company plans consist predominantly of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.





Net pension expense under the Company plans includes the following components:

------------------------------------------------------------------------------
(Thousands of dollars)             1994              1993           1992
------------------------------------------------------------------------------

Service Cost (benefits earned
  during the year)                $1,516           $1,252          $1,184
Interest cost on projected
  benefit obligation               2,922            2,758           2,503
Actual return on plan assets        (116)          (3,412)         (1,366)
Net amortization and deferral     (2,714)             682          (1,370)
                                  ------           ------          ------
Net pension expense               $1,608           $1,280          $  951
                                  ======           ======          ======
The assumptions used were:
  Discount rate                     8.75%            7.75%              9%
  Rate of increase in
    compensation levels                4%               4%              5%
  Expected long-term rate of
    return on plan assets             10%              10%             10%

The Company maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan in 1994 and 1993 were approximately $.2 million and $.3 million, respectively. There were no expenses incurred under this plan in 1992.

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans for each of the years ended December 31, 1994, 1993 and 1992, were $.2 million, as determined in accordance with negotiated labor contracts.

Retiree Medical Benefits Program
--------------------------------
The Company provides certain medical benefits for retired employees. In 1993, the Company adopted SFAS No. 106 "Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the calculated liability resulting in a one-time non-cash charge to income of approximately $1.4 million, net of a deferred tax benefit of approximately $.9 million.

Employees retired as of December 31, 1992 and active employees who reached age 55 by December 31, 1992 are eligible to participate in the Company's retiree health plan (the "plan"). There are also certain provisions for participation by spouses. The plan is contributory, with retiree contributions based on years of service and includes other co-payment and co-insurance provisions.




The Company does not fund the plan. The liability of the plan at December 31, 1994 and 1993 is as follows:

(Thousands of dollars)
                                                  1994               1993
Accumulated postretirement benefit obligation:    ----               ----
  Retirees                                       $1,486             $1,604
  Eligible active participants                      184                183
  Other active participants                          22                 21
  Unrecognized net gain                             307                266
                                                 ------             ------
Accrued postretirement benefit obligation        $1,999             $2,074
                                                 ======             ======

The net periodic postretirement benefit cost includes the following components:
                                                  1994                1993
                                                  ----                ----
  Service cost                                   $   6               $   7
  Interest cost                                    139                 174
  Net amortization and deferral                     (3)
                                                 -----               -----
                                                 $ 142               $ 181
                                                 =====               =====

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 10% through 1996 declining 1% per year to a level of 5.4% in 2001 and thereafter. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 9%; the annual service and interest cost components in the aggregate would not be materially affected. An 8.75% discount rate was used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 7.75% was used at December 31, 1993.

Before the adoption of SFAS No. 106, the retiree health care expense was recorded as claims were incurred. The expense for 1992 was approximately $.2 million.

LEASES
------
The Company leases office and warehouse space, computer equipment, and automobiles under operating leases with terms ranging up to 15 years, subject to renewal options.

Rental expense for continuing operations was approximately $5.2 million for the years ended December 31, 1994, and 1993, and $4.8 million in 1992




Future minimum lease payments as of December 31, 1994, under noncancelable operating leases, having initial lease terms of more than one year are:

------------------------------------------------------------------------------
Years Ending December 31
(Thousands of dollars)
------------------------------------------------------------------------------
1995                                                                   $ 4,436
1996                                                                     3,514
1997                                                                     3,008
1998                                                                     2,000
1999                                                                     1,710
Thereafter                                                               3,681
                                                                        ------
Total minimum payments                                                 $18,349
                                                                        ======
CONTINGENCIES AND COMMITMENTS
------------------------------
The Company is involved in various environmental, contractual, warranty, and public liability cases and claims, which are considered routine to the Company's business. In the opinion of management, the potential financial impact of these matters is not material to the consolidated financial statements.

ACQUISITIONS
------------
Effective October 31, 1994, the Company, through its wholly-owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Canlab, a division of Baxter International for approximately $13.9 million. The acquisition was accounted for under the purchase method of accounting and was funded through the Company's secured term loan. The unamortized balance of the excess purchase price over net assets acquired is $5.1 million at December 31, 1994 which is included in other long-term assets. In the fourth quarter of 1994, as a result of the acquisition, VWR terminated certain of its employees and closed certain facilities. The total cost of these actions, which was expensed in 1994, was $.9 million.

Canlab's results of operations have been included in the consolidated results of operations since the date of acquisition. The following unaudited pro forma combined results of operations for the years ended December 31, 1994 and 1993 have been prepared assuming that the acquisition had occurred as of the beginning of each period. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

(Thousands of dollars)                 1994             1993
                                       ----             ----
Sales                               $570,170         $553,467




                                       1994               1993
                                       ----               ----

Income before cumulative
  effect of accounting change          3,254              5,766
Net income                             3,254              4,366

Earnings per share:
  Before cumulative effect
    of accounting change               $ .29               $.52
  Net income                             .29                .39

The pro forma results of operations include, among other items, certain adjustments for increased interest on acquisition debt, amortization of goodwill, plus expense savings from discontinued fucntions, and related income tax effects.

Effective October 5, 1992, the Company, through its wholly owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Johns Scientific, Inc. of Toronto, Canada for approximately $7.4 million. This acquisition was accounted for under the purchase method of accounting and was funded through the Company's revolving credit line, and a $1.6 million, 8% note payable which was refinanced through the revolving line of credit. The acquisition is not material in relation to the Company's consolidated financial statements. The unamortized balance of the excess purchase price over net assets acquired is $2.1 million at December 31, 1994 and $2.5 million at December 31, 1993 which is included in other long-term assets.

JOINT VENTURE
-------------
On January 1, 1994 the Company formed a joint venture with E. Merck of Germany to acquire an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany. The $2.9 million investment, included in other long-term assets, is accounted for using the cost method of accounting and was funded through the Company's revolving credit line.

The initial term of this agreement is for a period of three years. During the initial term, VWR has the right to "put" its investment to E. Merck and receive the original DM cost of the investment. Subsequent to the initial term, if either party terminates the agreement, E. Merck will have to re-acquire the shares from VWR at fair value.

RESTRUCTURING AND OTHER CHARGES
-------------------------------
In December 1994, the Company made the decision to consolidate certain sales offices and functions. As a result, the Company will incur approximately $2 million in charges which are primarily for severance and other personnel-related costs. The cost of the consolidation effort will be accounted for in accordance the new guidance set forth in FASB EITF Issue 94-3 "Accounting for Restructuring Charges." Under EITF 94-3 costs will be recognized primarily when they are incurred throughout 1995.


In the fourth quarter of 1993, the Company made the decision to refocus certain information systems efforts into customer service systems and to take actions that would reduce operating expenses. As a result of this effort, the Company recorded a $3.3 million charge which included non-cash charges of $1.3 million (primarily for software development costs that did not have continuing value) and $2 million related to the consolidation of functions and facilities which consisted primarily of severance and other personnel-related costs. All of the Company's contemplated actions were completed during 1994, and all of the cash expenditures related to the $2 million accrued at December 31, 1993 have been made.

SUBSEQUENT EVENT
----------------

On February 27, 1995, the Company and EM Industries, Incorporated ("EM") (an affiliate of E. Merck, Darmstadt, Germany) entered into an agreement that calls for EM to invest $20 million in the Company for common shares (calculated at a price per share of $11) and a three-year warrant to purchase an additional $10 million of common shares at $11 per share, subject to regulatory approvals and other customary conditions. Assuming exercise of the warrant, EM would own approximately 20% of the common stock of the Company.

EM has also agreed to a four-year "standstill" agreement, which limits its ability to increase its equity interest in the Company during the four years. After the four-year period, without prior approval of the Board of Directors of the Company, EM would be permitted to acquire additional equity in the Company only by offering to acquire all of the outstanding shares of the Company. The standstill agreement also grants EM certain registration rights. The Company has also agreed to elect two representatives of EM to its Board of Directors. In addition, the Companies have agreed to enter into new distribution agreements encompassing the U.S. and Canadian markets.

The agreements have been unanimously approved by the Company's Board of Directors and do not require shareholder approval. The expected proceeds of approximately $20 million from the issuance of the shares under the share purchase agreement are expected to be used to repay debt.

FOREIGN AND DOMESTIC OPERATIONS
-------------------------------

At December 31, 1994, identifiable assets of the Company's Canadian operations were $28 million. Approximately half of the assets are attributable to the Canlab acquisition on October 31, 1994. Because Canlab's operations are reflected in the consolidated totals for only two months in 1994, net sales and operating income (loss) of the Canadian operations are proportionately smaller - - in each case less than 10 percent of the consolidated total for such amounts. For the years ended December 31, 1993 and 1992 sales and identifiable assets attributable to these Canadian operations were less than 10% of the Company's totals in each category.






QUARTERLY FINANCIAL DATA (Unaudited)
-------------------------------------------------------------------------------

(Thousands of dollars,                 Gross    Operating    Net      Earnings
except per share data)       Sales     Margin    Income*    Income   (Loss) Per
                                                            (Loss)**   Share**
-------------------------------------------------------------------------------
Year Ended - December 31, 1994

      First Quarter       $122,044    $ 26,506    $ 1,418    $  183     $  .02
      Second Quarter       130,896      26,916      1,937       516        .05
      Third Quarter        145,562      30,861      4,218     2,128        .19
      Fourth Quarter       136,677      28,915      1,501      (774)      (.07)
                          --------    --------    -------    ------     ------
Total                     $535,179    $113,198    $ 9,074    $2,053     $  .18
                          ========    ========    =======    ======     ======

Year Ended - December 31, 1993
      First Quarter       $125,485    $ 28,554    $ 3,146   $  (95)     $ (.01)
      Second Quarter       127,101      28,624      3,496    1,420         .13
      Third Quarter        135,746      31,862      6,236    2,920         .26
      Fourth Quarter       120,903      27,234      1,683   (1,755)       (.16)
                          --------    --------    -------   ------      ------
Total                     $509,235    $116,274    $14,561   $2,490      $  .22
                          ========    ========    =======   ======      ======


*Fourth quarter 1994 amounts are before Canlab transition expenses. Fourth quarter 1993 amounts are before Restructuring and other charges.

**1993 amounts are after the cumulative effect of a first quarter accounting change for postretirement benefits. Fourth quarter 1993 amounts have been reduced by the effects of restructuring and other charges. Fourth quarter 1994 amounts have been reduced by the effects of Canlab transition expenses.





REPORT OF INDEPENDENT AUDITORS
------------------------------
To The Shareholders of VWR Corporation:

We have audited the consolidated balance sheets of VWR Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VWR Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements (postretirement benefits), in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.

                                                     BY (SIGNATURE)



                                                     ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 7, 1995, except for
the subsequent event note as
to which the date is
February 27, 1995.





ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------    --------------------------------------------------------------
          None


PART III.
--------

ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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

ITEM 11. - EXECUTIVE COMPENSATION
-------    ----------------------
The information required by this item is incorporated by reference from the Sections "Fees to Directors and Committees of the Board" and "Executive Compensation" contained in the Company's definitive Proxy Statement which the Company will have filed with the Commission pursuant to regulation 14A within 120 days after the close of the fiscal year.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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







ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------
           None
PART IV.
-------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ------------------------------------------------------------
(a)(1)     Financial Statements

The following financial statements have been included as part of this report:

                                                       Form 10-K
                                                         Page
                                                       ---------
Consolidated Statements of Operations                     18
Consolidated Balance Sheets                               19
Consolidated Statements of Cash Flows                     21
Consolidated Statements of Shareholders' Equity           23
Notes to Consolidated Financial Statements                26
Report of Independent Auditors                            42

   (2)  Financial Statement Schedules

        (a) The following financial statement schedule is submitted herewith:

            -Schedule II - Valuation and Qualifying Accounts

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and have therefore been omitted.






     (3)  Exhibits
          Exhibit Number and Description
          ------------------------------

 2   Agreement and Plan of Merger between VWR Corporation and
     VWR New Corporation

     Agreement and Plan of Distribution between VWR Corporation and Momentum Distribution, Inc. (1)

 3   Amended and Restated Articles of Incorporation

3.1  Amended and Restated Bylaws

 4 Amended and Restated Credit Agreement by and among VWR Corporation and its Subsidiaries and CoreStates Bank, N.A. for itself and as agent, Seattle-First National Bank, Bank of America Canada, and PNC Bank, National Association dated October 27, 1994.

     Rights Agreement dated as of May 20, 1988 between VWR Corporation and The First Jersey National Bank (filed as an exhibit to the Company's registration statement in Form 8-A dated May 23, 1988, and incorporated herein by reference).

10   Change of Control agreements between VWR Corporation and
     Philip Hunsucker (3)

     Change of Control agreements between VWR Corporation and Jerrold B. Harris, Walter S. Sobon, and Richard H. Serafin (1) (3)

     Change of Control agreements between VWR Corporation and Joseph A. Panozzo, Paul J. Nowak, and Richard W. Amstutz (2) (3)

     VWR Corporation Executive Bonus Plan dated January 1, 1990.(3)

     VWR Corporation Supplemental Benefits Plan dated November 1,
     1990. (3)

11   Computation of Per Share Earnings

21   Parent and Subsidiaries of the Company

23   Consent of Independent Auditors

24   Power of Attorney

27   Article 5 FDS for year ended December 31, 1994 (4)





  (1) Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference.

  (2) Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.

  (3) May be deemed a management contract or compensatory plan or arrangement.

  (4) Submitted for the benefit of the SEC.




(b) Reports on Form 8-K

             None





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VWR CORPORATION

Date March 27, 1995                                  BY (SIGNATURE)


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



Date March 27, 1995                         BY (SIGNATURE)



                                            Walter S. Sobon,
                                            Vice President Finance
                                           (Principal Financial and
							  Accounting Officer)

    DIRECTORS
James W. Bernard
Richard E. Engebrecht
Jerrold B. Harris
Curtis P. Lindley                            BY (SIGNATURE)
Edward A. McGrath, Jr.
Donald P. Nielsen
N. Stewart Rogers                            Jerrold B. Harris
Robert S. Rogers                             Attorney-in-fact
James H. Wiborg                              Power of Attorney
                                             dated February 28, 1995

                                             Date:  March 27, 1995






                                 VWR CORPORATION
                        --------------------------------

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------
                             (Thousands of dollars)

                     Balance at  Charged to                           Balance
                     Beginning   Costs and                            at End
Description          of Year     Expenses   Deductions (1)   Other    of Year
-----------          ---------   ---------- --------------   -----   ---------
Allowances for losses
  (deducted from trade
  receivables) for:


Year Ended
  December 31, 1994    $259        $656          $554         $258(2)  $619
                        ===         ===           ===          ===      ===


Year Ended
  December 31, 1993    $222        $377          $340                  $259
                        ===         ===           ===                   ===


Year Ended
  December 31, 1992    $182        $482          $442                  $222
                        ===         ===           ===                   ===


     (1)  Uncollectible accounts written off, net of recoveries.
     (2)  Reserves established in connection with the Canlab acquisition.





Exhibit Index
-------------

Exhibit Number and Description
------------------------------


 2   Agreement and Plan of Merger between VWR Corporation and
     VWR New Corporation

     Agreement and Plan of Distribution between VWR Corporation and Momentum Distribution, Inc.*

 3   Amended and Restated Articles of Incorporation

3.1  Amended and Restated Bylaws

 4 Amended and Restated Credit Agreement by and among VWR Corporation and its Subsidiaries and CoreStates Bank, N.A. for itself and as agent, Seattle-First National Bank, Bank of America Canada, and PNC Bank, National Association dated October 27, 1994.

     Rights Agreement dated as of May 20, 1988 between VWR Corporation and The First Jersey National Bank (filed as an exhibit to the Company's registration statement in Form 8-A dated May 23, 1988, and incorporated herein by reference).

10   Change of Control agreements between VWR Corporation and
     Philip Hunsucker

     Change of Control agreements between VWR Corporation and Jerrold B. Harris, Walter S. Sobon, and Richard H. Serafin*

     Change of Control agreements between VWR Corporation and Joseph A. Panozzo, Paul J. Nowak, and Richard W. Amstutz**

     VWR Corporation Executive Bonus Plan dated January 1, 1990*

     VWR Corporation Supplemental Benefits Plan dated November 1,
     1990*

11   Computation of Per Share Earnings

21   Parent and Subsidiaries of the Company

23   Consent of Independent Auditors

24   Power of Attorney

27   Article 5 FDS for year ended December 31, 1994





* Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference

** Filed as an Exhibit to the Company's Form 10-K Report for the year ended December 31, 1992.