Form 10-Q
period 1995-03-31
VWR CORP
filed 1995-05-12
CIK 788043

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995
                                         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________

Commission File No. 0-14139


                                 VWR CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                91-1319190
- -------------------------------------------------------------------------------
    (State of Incorporation)               (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
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
                                              (x) Yes        ( ) No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.

            Class                               Outstanding at April 30, 1995
            -----                                --------------------------
Common stock, par value $1.00                          12,893,957 shares

                        	  VWR CORPORATION

                                     INDEX
                                     -----

                                                                    Page No.
                                                                    --------


PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets
     March 31, 1995 and December 31, 1994                               3

    Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1995 and 1994                         4

    Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1995 and 1994                         5

    Notes to Condensed Consolidated Financial Statements                6

  Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       7


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                             10

INDEX                                                                  11

EXHIBIT                                                                12

                                 VWR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                         March 31, 1995     December 31, 1994
(Thousands of dollars)                     (Unaudited)
                                         --------------     -----------------
ASSETS

Receivables                                   $ 84,428             $ 73,530
Inventories                                     46,177               40,091
Other                                            7,493                6,378
                                               -------              -------
Total Current Assets                           138,098              119,999
Property and Equipment-net                      37,215               38,259
Other Assets                                    14,920               15,117
                                               -------              -------
                                              $190,233             $173,375
                                               =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in bank    $  7,517             $  1,398
Current portion of long-term debt                2,250                2,250
Accounts payable and other                      53,806               41,231
                                               -------              -------
Total Current Liabilities                       63,573               44,879
Long-term Debt                                  76,848               79,170
Deferred Income Taxes and Other                  9,145                9,158
Shareholders' Equity                            40,667               40,168
                                               -------              -------
                                              $190,233             $173,375
                                               =======              =======


See notes to condensed consolidated financial statements.

                                      VWR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

- -------------------------------------------------------------------------------
                                                   Three Months Ended March 31,
(Thousands of dollars, except per-share data)           1995          1994
- -------------------------------------------------------------------------------

Sales                                                 $146,376     $122,044
Cost of sales                                          115,444       95,538
                                                       -------      -------
Gross margin                                            30,932       26,506
Operating expenses                                      28,527       25,088
                                                       -------      -------
Operating income                                         2,405        1,418
Interest expense and other                               1,487        1,111
                                                       -------      -------
Income before income taxes                                 918          307
Income taxes                                               358          124
                                                       -------      -------
Net Income                                            $    560     $    183
                                                       =======      =======

Earnings per share                                    $   0.05     $   0.02

Weighted average number of
  common shares outstanding                             11,103       11,124



See notes to condensed consolidated financial statements.

                                    VWR CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- ------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
                                                  ----------------------------
(Thousands of dollars)                                  1995          1994
- ------------------------------------------------------------------------------
Operating Activities

Net Income                                             $   560       $    183
 Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                        2,466          2,440
    Changes in assets and liabilities:
      Receivables                                      (10,898)        (6,294)
      Inventories                                       (6,086)        (6,724)
      Other current assets                              (1,237)          (144)
      Accounts payable and other                        13,004          7,044
                                                       -------        -------
Cash Used by Operating Activities                       (2,191)        (3,495)
                                                       -------        -------
Investing Activities

Additions to property and equipment                       (533)        (1,117)
Investment in joint venture                                            (2,881)
Other                                                     (496)            18
                                                       -------        -------

Cash Used by Investing Activities                       (1,029)        (3,980)
                                                       -------        -------
Financing Activities

Proceeds from long-term debt                            34,756         43,283
Repayment of long-term debt                            (37,078)       (39,029)
Cash dividends                                            (442)        (1,098)
Net change in bank checks outstanding                    6,119          4,646
Proceeds from exercise of stock options                                    22
Other                                                     (135)          (349)
                                                       -------        -------
Cash Provided by Financing Activities                    3,220          7,475
                                                       -------        -------
Net Change In Cash                                           0              0
Cash at beginning of year                                    0              0
                                                       -------        -------
Cash at end of period                                 $      0        $     0
                                                       =======        =======
Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
  Interest (net of capitalized interest)              $  1,426        $ 1,138
  Income taxes                                             (61)          (986)


See notes to condensed consolidated financial statements.

                               VWR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

BASIS OF PRESENTATION
- ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the results which may be expected for the year ended December 31, 1995. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1994 annual report on Form 10-K for further information.

DIVIDENDS
- ---------

For the three months ended March 31, 1995, and 1994, dividends of $.04 and $.10 per share, respectively, were paid.

INVENTORY PRICING
- -----------------

Inventory valued using the LIFO method comprised approximately 88% of inventory at March 31, 1995 and December 31, 1994. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at March 31, 1995 and December 31, 1994 were approximately $28.8 million and $27.7 million, respectively, less than current cost.

                              VWR CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
- ------------------------------------------------------------------------

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1994 and Management's Discussion and Analysis included in the Company's 1994 Annual Report on Form 10-K.


RESULTS OF OPERATIONS
- ---------------------

Sales increased 19.9% for the three months ended March 31, 1995, when compared to the three months ended March 31, 1994. Approximately 46% of the dollar increase is due to growth in our Canadian business, primarily from the acquisition of Canlab which occurred in the fourth quarter of 1994. Our Canadian operations, also continue to show stronger margins and improved operating results.

Gross margin of 21.1% for the three months ended March 31, 1995, was below the 21.7% achieved in the comparable 1994 period. The decrease is a result of competitive price pressures, increased transportation costs, and customer mix. First quarter gross margin was slightly less than one point higher than the fourth quarter of 1994, after eliminating the impact of vendor rebates.

Operating expenses continue to grow at a rate lower than sales growth. For the three months ended March 31, 1995 operating expenses increased 13.7% compared to the three months ended March 31, 1994. Approximately 36% of the dollar increase is a result of the acquisition of Canlab. Costs associated with the on-going consolidation of our U.S. sales offices and Canadian transition expenses accounted for approximately 16% of the dollar increase. Operating expenses decreased as a percentage of sales to 19.5% for the three months ended March 31, 1995 compared to 20.6% in the comparable 1994 period.

Operating income for the three months ended March 31, 1995 was 1.6% of sales compared to the 1.2% achieved in the comparable 1994 period. The increase is due to operating expenses growing at a rate slower than sales growth.

Interest expense for the three months ended March 31, 1995 increased 33.8% when compared to the three months ended March 31, 1994. The increase is due to increased borrowing levels which occurred primarily from the acquisition of Canlab, partially offset by replacing interest rate collars with fixed rate interest swaps.

Net income increased 206.0% from the comparable 1994 period. The increase is primarily due to a 69.6% increase in operating income along with a lower effective tax rate of 39.0% in 1995 compared to 40.4% in 1994, partially offset by higher interest costs.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

For the three months ended March 31, 1995, operating income, plus depreciation and amortization, was 3.3 times interest expense. VWR continued to have a liquid financial position. VWR's current ratio was 2.2 at March 31, 1995 and
2.7 at December 31, 1994. Accounts receivable and inventory accounted for approximately 69% of total assets. The increase in accounts receivable and inventory is due to the increase in sales.

The Company has a secured revolving credit and term loan agreement, expiring in 1997, with four banks which provide for committed facilities of $80 million subject to the maintenance of certain levels of accounts receivable and inventory and a $20 million five-year term loan due in varying installments. The facility provides for the ability to borrow Canadian dollars in an amount up to $16 million in U.S. dollars. The Company expects to have sufficient accounts receivable and inventory to provide availability under these facilities.

The Consolidation of the U.S. sales offices is in process and is expected to be completed by the end of 1995. Approximately $.4 million of the estimated $2 million in expenses, primarily personnel-related, have been incurred during the first quarter of 1995. The savings from the consolidation will be realized beginning in 1996.

In April 1995, the agreement with EM Industries (an affiliate of E. Merck) was completed and the Company received $20 million which was used to retire debt. EM Industries received approximately 1.8 million common shares representing a 14% ownership in the Company, and warrants to purchase an additional $10 million of common shares at $11 per share. Assuming exercise of the warrant, EM Industries would own approximately 20% of the Company.

                           PART II.  OTHER INFORMATION
                           ---------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 11--Computation of Earnings per Share

     b. Report on Form 8-K dated February 23, 1995 was filed reporting on Item 5.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT) VWR CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)          WALTER S. SOBON
                          VICE-PRESIDENT FINANCE
                          (Principal Financial and Accounting Officer)
DATE                      May 12, 1995