Form 10-Q/A
period 1995-03-31
VWR CORP
filed 1995-05-17
CIK 788043

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-Q/A


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


(REGISTRANT) VWR CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)          WALTER S. SOBON
                          VICE-PRESIDENT FINANCE
                          (Principal Financial and Accounting Officer)
DATE                      May 17, 1995

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                    DESCRIPTION                              PAGE
- --------------                    -----------                              ----

      11          Computation of Earnings per Share                         12


      27          ART. 5 FDS for 1st Quarter                                 *









*Submitted for the benefit of the SEC.