Form 10-Q
period 1995-06-30
VWR CORP
filed 1995-08-14
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR CORPORATION
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Pennsylvania                               91-1319190
------------------------------------------------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

          Class                                   Outstanding at July 31, 1995
------------------------------------------------------------------------------
Common stock, par value $1.00                               12,898,870

VWR CORPORATION

INDEX
-----

                                                              Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1995, and December 31, 1994                      3

     Condensed Consolidated Statements of Operations
       Three and Six Months Ended June 30, 1995, and 1994        4

     Condensed Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1995, and 1994                  5

     Notes to Condensed Consolidated Financial Statements        6

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations             8


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                 11

     Item 4 - Submission of Matters to a Vote of                12
       Security Holders

     Item 6 - Exhibits and Reports on Form 8-K                  12

SIGNATURES                                                      13

INDEX                                                           14

EXHIBIT                                                         15

VWR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                           June 30, 1995    December 31, 1994
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Receivables                                  $ 81,848             $ 73,530
Inventories                                    50,676               40,091
Other                                           6,932                6,378
                                             --------             --------
Total Current Assets                          139,456              119,999
Property and Equipment-net                     37,832               38,259
Other Assets                                   17,024               15,117
                                             --------             --------
                                             $194,312             $173,375
                                             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank Checks Outstanding, Less Cash in Bank   $  5,795             $  1,398
Current Portion of Long-term Debt               2,722                2,250
Accounts Payable and Other                     48,121               41,231
                                             --------             --------
Total Current Liabilities                      56,638               44,879
Long-term Debt                                 67,527               79,170
Deferred Income Taxes and Other                 9,135                9,158
Shareholders' Equity                           61,012               40,168
                                             --------             --------
                                             $194,312             $173,375
                                             ========             ========


See notes to condensed consolidated financial statements.

VWR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------


                                 Three Months             Six Months
(Thousands of dollars,           Ended June 30,          Ended June 30,
except per-share data)          1995        1994        1995        1994
                              --------------------    ---------------------

Sales                         $144,810    $130,896    $291,186    $252,940
Cost of Sales                  112,760     103,980     228,204     199,518
                              --------    --------    --------    --------
Gross Margin                    32,050      26,916      62,982      53,422
Operating Expenses              29,537      24,979      58,064      50,067
                              --------    --------    --------    --------
Operating Income                 2,513       1,937       4,918       3,355
Interest Expense                 1,334       1,079       2,821       2,190
                              --------    --------    --------    --------
Income before Income Taxes       1,179         858       2,097       1,165
Income Taxes                       460         342         818         466
                              --------    --------    --------    --------
Net Income                    $    719    $    516    $  1,279    $    699
                              ========    ========    ========    ========

Earnings per share:           $   0.06    $   0.05    $   0.11    $   0.06

Weighted average number of
 common shares outstanding-
 (thousands)                    12,729      11,127      11,916      11,125



See notes to condensed consolidated financial statements.

VWR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                                Six Months Ended June 30,
(Thousands of dollars)                            1995              1994
------------------------------------------------------------------------------
Operating Activities

Net Income                                      $ 1,279           $   699
Adjustments to reconcile net income to net
  cash (used) provided by operating activities:
  Depreciation and amortization                   5,461             4,632
  Changes in assets and liabilities:
   Receivables                                   (8,318)          (10,202)
   Inventories                                  (10,585)          (12,166)
   Other current assets                          (2,042)               19
   Accounts payable and other                     7,309            21,267
                                               ---------          --------
Cash (Used) Provided by Operating Activities     (6,896)            4,249
                                               ---------          --------
Investing Activities

Additions to property and equipment, net         (1,502)           (1,908)
Investment in Joint Venture                                        (2,881)
Other                                            (2,398)             (763)
                                                --------          --------
Cash Used by Investing Activities                (3,900)           (5,552)
                                                --------          --------
Financing Activities
Proceeds from long-term debt                     75,341            73,509
Repayment of long-term debt                     (87,917)          (70,887)
Proceeds from issuance of common stock           20,000
Cash dividends                                     (958)           (2,204)
Net change in bank checks outstanding             4,397             1,177
Proceeds from exercise of stock options              51                63
Other                                              (118)             (355)
                                                --------          --------
Cash Provided by Financing Activities            10,796             1,303
                                                --------          --------
Net change in cash                                    0                 0
Cash at beginning of year                             0                 0
                                                --------          --------
Cash at end of year                             $     0           $     0
                                                ========          ========
Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
   Interest (net of capitalized interest)       $ 2,789           $ 2,182
   Income taxes                                     362              (986)

In 1995, a capital lease obligation of approximately $1.4 million was incurred.
See notes to condensed consolidated financial statements

VWR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1995, are not necessarily indicative of the results which may be expected for the year ended December 31, 1995. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1994 Annual Report on Form 10-K for further information.

2. STOCK ISSUANCE AND ASSET PURCHASE AGREEMENT

On April 13, 1995 VWR issued and sold to EM Laboratories, Incorporated, ("EML") 1,818,181 Common Shares and a warrant exercisable to purchase an additional 967,015 Common Shares at $11.00 per share. The Company received $20 million for the shares and the warrant which proceeds were used to retire debt.

On May 24, 1995, VWR entered into an Asset Purchase Agreement to acquire substantially all of the assets of Baxter Healthcare Corporation's industrial distribution business of its Industrial and Life Sciences Division for $400 million. To fund, in part, such acquisition, on May 24, 1995 VWR and an affiliate of EML entered into a Common Share and Debenture Purchase Agreement providing for the issuance of 6,832,797 Common Shares of VWR to EML at $12.44 per share; the exercise of EML's warrant to purchase 967,015 Common Shares at $11.00 per share; and the purchase by EML of a $135 million subordinated note from VWR (interest in the first year is payable in approximately 1,409,000 Common Shares of VWR). The balance of the cost of the acquisition is expected to be funded from a $285 million senior bank credit facility which would replace VWR's existing credit facility.

After giving effect to the above transactions, EML's beneficial ownership of Common Shares will be approximately 49.9%; however, pursuant to an amendment to the standstill agreement between VWR and EML (to be executed at closing), EML will be prohibited from further increasing its ownership without the approval by a majority of the directors of VWR not affiliated with EML. The closings under the Asset Purchase and Common Share and Debenture Agreements are subject to shareholder approval of the issuance of the Common Shares to EML, customary regulatory approvals and the completion of due diligence procedures.

3.  INVENTORY COSTING

Inventory valued using the LIFO method comprised approximately 86% and 88% of inventory at June 30, 1995 and December 31, 1994, respectively. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments.

Inventory values under the LIFO method at June 30, 1995 and December 31, 1994, were approximately $28.9 million and $27.7 million, respectively, less than current cost.

4.  DIVIDENDS

For the three months ended June 30, 1995 and 1994, dividends of $.04 per share and $.10 per share, respectively, were paid. For the six months ended June 30, 1995, and 1994, dividends of $.08 per share and $.20 per share, respectively, were paid.

VWR CORPORATION

Management's Discussion and Analysis
of Financial Condition and Results of Operations
------------------------------------------------

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1994, and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K.

OPERATIONS AND EARNINGS

Sales for the three- and six-month periods ended June 30, 1995 increased 10.6% and 15.1%, respectively, from the comparable prior year periods.
Approximately 79% of the dollar increase for the three-month period and 58% of the increase for the six-month period is due to growth resulting from the acquisition of Canlab in the fourth quarter of 1994. U.S. sales growth slowed in the second quarter. Our Canadian operations continue to show improving margins and operating results.

Gross margin percentages of 22.1% and 21.6% for the respective three- and six-month periods ended June 30, 1995 were above the 20.6% and 21.1% achieved in the comparable periods of the prior year. The increase is primarily the result of the implementation of internal programs to improve margins and improvement in our Canadian operations.

Operating expenses grew at a rate higher than sales growth, but slower than margin growth. Operating expenses increased primarily as a result of higher costs in Canada reflecting the acquisition of Canlab and approximately $1.2 million (pre-tax) of office consolidation costs in the first half of 1995 and $.4 million (pre-tax) in the first quarter.

Operating income for the three- and six-month periods ended June 30, 1995 was 1.7% of sales compared to the 1.5% and 1.3% levels achieved in comparable 1994 periods. The increase is a result of the Company's higher gross margin.

Interest expense for the three- and six-month periods ended June 30, 1995 increased 23.6% and 28.8%, respectively, when compared to prior year periods. The increase is a result of increased borrowing levels which occurred primarily from the acquisition of Canlab, partially offset by the $20 million debt repayment in April 1995.

Net income for the three- and six-month periods ended June 30, 1995 increased 39.3% and 83.0%, respectively, from the comparable 1994 periods. The increase is primarily due to increases in operating income along with a lower effective tax rate of 39.0% in 1995 compared to 40.0% in 1994, partially offset by higher interest costs.

FINANCIAL CONDITION AND LIQUIDITY

VWR continued to have a liquid financial position. For the six months ended June 30, 1995, operating income, plus depreciation and amortization was 3.7 times interest expense. VWR's current ratio was 2.5 at June 30, 1995 and 2.7 at December 31, 1994. Accounts receivable and inventory at June 30, 1995 accounted for approximately 68% of total assets. The increase in accounts receivable and inventory is primarily due to increased sales.

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

Included in interest expense for the three months ended June 30, 1994 were net payments of $.3 million, related to the Company's use of collars and swaps for interest rate protection. The corresponding amounts for the six months ended June 30, 1995 and 1994 was $.1 million and $.8 million, respectively. For the calendar years ended December 31, 1994, 1993 and 1992, the amounts were $1.2 million, $2.2 million and $1.8 million, respectively.

On April 13, 1995 VWR issued and sold to EM Laboratories, Incorporated, ("EML") 1,818,181 Common Shares and a warrant exercisable to purchase an additional 967,015 Common Shares at $11.00 per share. The Company received $20 million for the shares and the warrant which proceeds were used to retire debt.

On May 24, 1995, VWR entered into an Asset Purchase Agreement to acquire substantially all of the assets of Baxter Healthcare Corporation's industrial distribution business of its Industrial and Life Sciences Division for $400 million. To fund, in part, such acquisition, on May 24, 1995 VWR and an affiliate of EML entered into a Common Share and Debenture Purchase Agreement providing for the issuance of 6,832,797 Common Shares of VWR to EML at $12.44 per share; the exercise of EML's warrant to purchase 967,015 Common Shares at $11.00 per share; and the purchase by EML of a $135 million subordinated note from VWR (interest in the first year is payable in approximately 1,409,000 Common Shares of VWR). The balance of the cost of the acquisition is expected to be funded from a $285 million senior bank credit facility which would replace VWR's existing credit facility.

After giving effect to the above transactions, EML's beneficial ownership of Common Shares will be approximately 49.9%; however, pursuant to an amendment to the standstill agreement between VWR and EML (to be executed at closing), EML will be prohibited from further increasing its ownership without the approval by a majority of the directors of VWR not affiliated with EML. The closings under the Asset Purchase and Common Share and Debenture Agreements are subject to shareholder approval of the issuance of the Common Shares to EML, customary regulatory approvals and the completion of due diligence procedures.

The consolidation of the U.S. sales offices is in process and is expected to be completed during the third quarter of 1995. Approximately, $1.2 million of the estimated $2 million in expenses, primarily personnel-related, have been incurred during the first six months of 1995. Savings from the consolidation will begin during the second half of 1995

OTHER INFORMATION
-----------------

ITEM 1 - LEGAL PROCEEDINGS

Litigation relating to the proposed issuance by VWR of approximately 8,242,000 Common Shares and a $135,000,000 subordinate Debenture to EML Laboratories, Inc. ("EML") pursuant to the terms of a Common Share and Debenture Purchase Agreement (the "Securities Purchase Agreement") dated May 24, 1995 between VWR and EMI Industries, Incorporated ("EMI"), EML's parent company, has been commenced in Delaware by a person who alleges he is a shareholder of VWR against VWR, VWR's President and Chief Executive Officer, seven members of VWR's board of directors and EMI. In the complaint the plaintiff seeks to have this action certified as a class action and, on behalf of all shareholders of VWR (except those named as defendants), to enjoin VWR from consummating the transactions contemplated by the Securities Purchase Agreement, an award of class rescissory and/or compensatory damages, an award of costs and disbursements (including fees of attorneys and experts) and such other further relief as the court might deem just and proper. In addition, the plaintiff, on behalf of the shareholders, seeks an order that the director defendants take appropriate measures to maximize shareholder value, including, without limitation, creating an active auction for VWR.

The plaintiff alleges, among other things, that the consummation of the transactions contemplated by the Securities Purchase Agreement will transfer control of VWR to EMI and because EMI will own nearly 50% of VWR, no third party will make a bid for VWR. The plaintiff also alleges that the individual defendants have participated in unfair dealings towards plaintiff and the other shareholders by failing to implement procedures for maximization of shareholder value and permitting the transfer of control of VWR at a value which fails to reflect the long term value of VWR's Common Shares, particularly in light of VWR's future prospects upon consummation of VWR's proposed acquisition of the industrial distribution business of the Industrial and Life Sciences Division of Baxter Healthcare Corporation ("Baxter") and the industrial distribution business conducted by certain Baxter affiliates pursuant to the terms of the Asset Purchase Agreement dated as of May 24, 1995 by and among VWR, Baxter and EMI.

VWR believes that this suit is without merit and VWR, EMI and the individual defendants intend to vigorously defend this action. VWR believes that the Standstill Agreement dated February 27, 1995 by and between VWR and EMI, as proposed to be amended pursuant to the Securities Purchase Agreement will protect shareholder value following the consummation of the transactions contemplated by the Securities Purchase Agreement.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a.  Annual Meeting - May 4, 1995

      b.  Not Applicable

      c.    1.  Election of Directors for a three year term

                                             FOR      WITHHELD
                                          ---------	--------
            Jerrold B. Harris             9,829,628    134,343
            Donald P. Nielsen             9,858,387    105,584
            James H. Wiborg               9,844,820    119,151


            2. Ratify the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1995.

            FOR               9,881,310
            AGAINST              49,346
            ABSTAIN              33,315


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

            Exhibit 10(a)--Asset Purchase Agreement dated as of May 24, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and EM Laboratories, Incorporated is incorporated by reference to
            Exhibit VI of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

            Exhibit 10(b)--Common Share and Debenture Purchase Agreement dated as of May 24, 1995 between VWR Corporation and EM Industries, Incorporated is incorporated by reference to Exhibit II of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

            Exhibit 11--Computation of Earnings per Share

            Exhibit 27--ART. 5 FDS for Second Quarter 10-Q (submitted for
		the benefit of the SEC)

            b.  Report on Form 8-K dated April 13, 1995
            was filed reporting on Item 5.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        WALTER S. SOBON
                        VICE-PRESIDENT FINANCE
                        (Principal Financial and Accounting Officer)
DATE                    August 14, 1995

EXHIBIT INDEX
-------------

                                                                      PAGE
Exhibit 10(a)--Asset Purchase Agreement dated as of May 24, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and
EM Laboratories, incorporated is incorporated by reference to
Exhibit VI of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

Exhibit 10(b)--Common Share and Debenture Purchase Agreement dated as of May 24, 1995 between VWR Corporation and EM Industries,
Incorporated is incorporated by reference to Exhibit II of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

Exhibit 11--Computation of Earnings per Share				                   	  15

Exhibit 27--ART. 5 FDS for Second Quarter						                        *




* Submitted for the benefit of the SEC.