Form 10-Q
period 1995-09-30
VWR CORP
filed 1995-11-13
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR SCIENTIFIC PRODUCTS CORPORATION
------------------------------------------------------------------------------
(Exact name of company as specified in its charter)

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

Company's telephone number (610-431-1700)
                           --------------
VWR CORPORATION
------------------------------------------------------------------------------
(Former name, address, and fiscal year if changed since last report)

     Indicate by a check mark whether the company(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

          Class                               Outstanding at October 31, 1995
-----------------------------------------------------------------------------
Common stock, par value $1.00                               20,749,748

VWR SCIENTIFIC PRODUCTS CORPORATION

INDEX
-----
                                                              Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
       September 30, 1995, and December 31, 1994                   3

     Condensed Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1995, and 1994    4

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1995, and 1994              5

     Notes to Condensed Consolidated Financial Statements          7

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations               13

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                   17

      Item 2 - Changes in Securities                               18

      Item 4 - Submission of Matters to a Vote of
       Security Holders                                            18

      Item 6 - Exhibits and Reports on Form 8-K                    18

SIGNATURES

INDEX

EXHIBIT

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                        September 30, 1995   December 31, 1994
(Thousands of dollars)                      (Unaudited)
                                           -------------     -----------------
ASSETS

Receivables                                  $157,955             $ 73,530
Inventories                                    52,539               40,091
Other                                           6,693                6,378
                                             --------             --------
Total Current Assets                          217,187              119,999

Property and Equipment-net                     36,494               38,259
Other Assets                                  377,841               15,117
                                             --------             --------
                                             $631,522             $173,375
                                             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank Checks Outstanding, less Cash in Bank   $  4,934             $  1,398
Current Portion of Long-term Debt              16,095                2,250
Accounts Payable and Other                     93,544               41,231
                                             --------             --------
Total Current Liabilities                     114,573               44,879

Long-term Debt                                350,750               79,170
Deferred Income Taxes and Other                 9,140                9,158
Shareholders' Equity                          157,059               40,168
                                             --------             --------
                                             $631,522             $173,375
                                             ========             ========


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------


                                Three Months             Nine Months
(Thousands of dollars,        Ended September 30,     Ended September 30,
except per-share data)         1995        1994        1995         1994
                              -------------------     -------------------

Sales                         $170,979    $145,562    $462,165    $398,502
Cost of Sales                  132,036     114,701     360,240     314,219
                              --------    --------    --------    --------
Gross Margin                    38,943      30,861     101,925      84,283
Operating Expenses              28,757      24,028      81,589      69,482
Depreciation and amortization    3,043       2,615       8,275       7,247
Acquisition-related charges      2,067          --       2,067          --
                              --------     -------     -------     -------
Total Operating Expenses        33,867      26,643      91,931      76,729

Operating Income                 5,076       4,218       9,994       7,554
Interest Expense and Other       2,848       1,142       5,669       3,313
                              --------    --------    --------    --------
Income before Income Taxes       2,228       3,076       4,325       4,241
Income Taxes                       916         948       1,734       1,414
                              --------    --------    --------    --------
Net Income                    $  1,312    $  2,128    $  2,591    $  2,827
                              ========    ========    ========    ========

Earnings per share:           $   0.09    $   0.19    $   0.20    $   0.25

Weighted average number of
 common shares outstanding-
 (thousands)                    14,315      11,086      12,716      11,112


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
(Thousands of dollars)                            1995              1994
------------------------------------------------------------------------------
Operating Activities

Net Income                                      $ 2,591           $  2,827
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                   8,275              7,247
  Provision for acquisition related
    charges                                       2,067
  Changes in assets and liabilities
    net of amounts acquired:
   Receivables                                  (11,425)           (16,969)
   Inventories                                  (12,386)           (14,441)
   Other current assets                            (315)              (265)
   Accounts payable and other                    21,384             23,609
                                                -------            -------
Cash Provided by Operating Activities            10,191              2,008
                                                -------            -------
Investing Activities
Purchase of business                           (404,032)                 0
Investment in Joint Venture                           0             (2,881)
Additions to property and equipment,net          (2,805)            (2,368)
Other                                              (219)            (2,042)
                                                -------            -------
Cash Used by Investing Activities              (407,056)            (7,291)
                                                -------            -------
Financing Activities
Proceeds from long-term debt                    102,816            119,733
Repayment of long-term debt                    (129,717)          (112,220)
Repayment of existing bank debt
  upon refinancing                              (73,700)                 0
Proceeds from new senior bank debt              249,600                  0
Net change in bank checks outstanding             3,536              1,036
Proceeds from long-term subordinated debt       135,000                  0
Debt issuance costs                              (4,528)
Proceeds from exercise of warrant                10,637                  0
Proceeds from issuance of common stock          104,411                  0
Cash dividends                                   (1,474)            (3,312)
Proceeds from exercise of stock options             120                109
Other                                               164                (63)
                                                -------            -------
Cash Provided by Financing Activities           396,865              5,283
                                                -------            -------
Net decrease in cash                                  0                  0
Cash at beginning of period                           0                  0
                                                -------            -------
Cash at end of period                           $     0            $     0
                                                =======            =======

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
   Interest (net of capitalized interest)       $ 4,449           $ 3,283
   Income taxes                                     373              (978)

Acquisition of business:
Working capital                                  44,200
Property, plant and equipment                       862
Other, principally goodwill                     358,970
                                               --------
  Net cash used to acquire business            $404,032*
                                               ========



* Excludes $28.6 million payable to Baxter Healthcare Corporation over a 52 day period for the purchase of certain accounts receivable.
See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. CORPORATE NAME CHANGE

On September 15, 1995, the Company changed its name from "VWR Corporation" to "VWR Scientific Products Corporation."

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1995, are not necessarily indicative of the results which may be expected for the year ended December 31, 1995. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1994 Annual Report on Form 10-K for further information.

3. STOCK ISSUANCE AND PURCHASE OF BUSINESS

On September 15, 1995, VWR Corporation purchased certain designated assets and assumed certain liabilities of the Industrial Distribution Business of Baxter Healthcare Corporation ("Baxter"), including, but not limited to, all of the domestic trade accounts receivable, certain tangible personal property, rights and benefits under certain contracts and certain rights in specified trademarks for, approximately $400 million (the "Acquisition"). In addition to the cash paid at closing, the Company is required to pay to Baxter and its affiliates the sum of approximately $28.6 million over 52 days for accounts receivable in the same amount. The cash purchase price paid by the Company is subject to a post-closing adjustment on or before December 15, 1995 on a dollar-for-dollar basis to the extent that net tangible assets acquired exceeds or is less than $73 million. During the next fifteen to eighteen months, the servicing of Baxter customers will be moved to VWR facilities and the Company will be required to purchase from Baxter the inventory of laboratory supplies and equipment for sale to customers of the Industrial Distribution Business held by Baxter at Baxter's facilities. At September 30, 1995, the estimated Baxter-held inventory was approximately $49.7 million.
The Company's payment for any such inventory will be payable fifteen days from receipt. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of Baxter have been included in the consolidated operating results since the date of acquisition. The Company's balance sheet at September 30, 1995 include estimates of the fair value of the assets and liabilities acquired in connection with the acquisition of Baxter. The cost in excess of net assets acquired of approximately $359 million is being amortized on a straight-line basis over forty years. Changes in purchase accounting estimates made within one year of the date of acquisition related to the resolution of issues that existed at the date of acquisition and restructuring decisions related may result in a reallocation of the purchase price.

The consideration paid has been financed by the proceeds received by the Company from: (i) the sale of 6,832,797 common shares of the Company (the "Purchase Shares") at a price of $12.44 per share to EM Laboratories, Incorporated, ("EML"); (ii) the sale of a $135,000,000 subordinated debenture of the Company to EML; (iii) the exercise by EML of a warrant to purchase 967,015 common shares of the Company for approximately $10.6 million and (iv) borrowings under the Company's $285 million credit agreement entered into by the Company on September 15, 1995. See notes 5 and 6 below.

The following unaudited pro forma information has been prepared assuming that the Acquisition and related financings had occurred at the beginning of the periods presented. Pro forma adjustments included increased amortization for purchase price in excess of assets acquired; increased interest expense from the acquisition debt and related income tax effects. Potential cost savings from combining the operations are not reflected because Baxter's and VWR's business are not expected to be fully integrated until after the first anniversary date of the closing. Also, Baxter's inventory, as reflected in cost of sales, is valued at the lower of cost (determined on a "first-in, first-out" basis) or market in the pro-forma information below. Cost of sales has not been adjusted to give the pro forma effect of adopting VWR's accounting policy of valuing inventory on the "last-in, first-out" method because it is not practical to calculate the pro forma adjustments.

(In thousands, except            9 Months Ended September 30, 1995
 per share data)                         1995           1994
                                         ----           ----

	Net Sales                         $816,270       $741,991

      Net Income                        $  1,875       $  1,897

      Net Income Per Share              $    .09       $    .09

      Weighted average number of
      shares outstanding                $ 21,309       $ 21,202

See Notes 5 and 6 below related to the Acquisition financing.

The pro forma information is provided for information purposes only and does not purport to be indicative of VWR's results of operations that would actually have been achieved had the Acquisition and related financing transactions been completed for the periods presented, or results that may be obtained in the future.

In connection with the combination of the Baxter business with VWR, the Company is in the process of making organizational and facility location decisions. These decisions involve the company's selling and distribution activities. At September 30, 1995, the plans were not finalized because the detailed analysis had not been completed. The final decisions will result in inventory relocation, severance, personnel relocation, and other costs being incurred subsequent to the third quarter of 1995. Certain costs related to activities of the Baxter business will be considered in the final allocation of the purchase price of the acquired business and the costs related to VWR's existing operations will be expensed. Although these efforts are continuing, it is estimated that such total costs will range between $3 million and $4 million.

In the third quarter, the Company expensed $2.1 million as acquisition-related expenses including lease termination costs ($1.1 million) related to the decision, in the third quarter of 1995, to upgrade the Company's computer hardware and the costs related to two executives' decisions, in the third quarter of 1995, to terminate their employment pursuant to "change in control" agreements ($1 million).

4. INVENTORY COSTING

Inventory valued using the LIFO method comprised approximately 86% and 88% of inventory at September 30, 1995 and December 31, 1994, respectively. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments.

Inventory values under the LIFO method at September 30, 1995 and December 31, 1994, were approximately $29.1 million and $27.9 million, respectively, less "than current cost.

5. PRIVATE PLACEMENT OF EQUITY AND DEBT SECURITIES; EXERCISE OF WARRANT

On September 15, 1995, pursuant to an agreement with EM Industries, Incorporated, EML's direct parent corporation ("EMI"), the Corporation issued and sold the Purchase Shares (6,832,797 common shares) to EML at a purchase price of $12.44 per share and a subordinated debenture (the "Debenture") in the principal amount of $135,000,000. In addition, on September 15, 1995 EML exercised its warrant (the "Warrant") to purchase 967,015 common shares at an exercise price of $11.00 per share. The proceeds from the issuance and sale of the Purchase Shares and Debenture (approximately $220 million) and the exercise of the Warrant (approximately $10.6 million) were used to fund, in part, the cash paid by the Company at the closing of the Acquisition. The Debenture matures in a single installment on September 15, 2005. The Debenture is subordinated to the Company's obligations to its primary bank lending institutions. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum, as follows: by issuance of common shares in the first year in an amount that will enable EM to obtain an ownership percentage of 49.89% based on a fixed price of $12.44 per share; deferred in year two which will be paid with accumulated interest thereon at maturity of the Debenture and; in cash thereafter beginning in year three.

On April 13, 1995, EML purchased from the Company the Warrant and 1,818,181 common shares. In connection with the agreement to purchase such securities, EMI entered into a Standstill Agreement with the Company, dated February 27, 1995 (the "Standstill Agreement"), and amended on September 15, 1995, pursuant to which EMI agreed that it and its affiliates would not, subject to certain specified exceptions, for a period of four years, increase its beneficial ownership of the Company's Common Shares above 49.89% without the prior consent of the Company. EML presently owns approximately 46.0% of the issued and outstanding common shares. Pursuant to the Standstill Agreement, as amended, four additional persons nominated by EML were elected to Company's Board of Directors, giving EML six representatives on the fifteen-member Board of Directors.

6. SENIOR BANK CREDIT AGREEMENT

On September 14, 1995, the Company entered into a Credit Agreement (the "Credit Agreement") with a 23-member bank group (the "Banks"), led by Bank of America National Trust and Savings Association, PNC Bank N.A. and CoreStates Bank, N.A. which acted as agents. Pursuant to the Credit Agreement, the Banks have extended the Company a five-year amortizing term loan in the original principal amount of $135 million (the "Term Loan") and established a $150 million revolving line of credit (the "Revolver") available through September 13, 2000. The Term Loan and Revolver are secured by liens in favor of the Banks on substantially all of the Borrowers' tangible and intangible personal property. In addition, the Company has agreed not to create any liens on its real property and has agreed to grant liens on its real property to secure the Term Loan and Revolver in the event the Banks should later request it to do so. The proceeds of the Term Loan and the initial advance under the Revolver were used by the Borrowers principally as follows: (i) approximately $74 million was used by the Company to repay indebtedness outstanding under the Company's former credit facility led by CoreStates Bank, N.A., as agent, and (ii) approximately $170 million was used to fund the balance of the cash portion of the purchase price paid by the Company at the closing of the Acquisition. Both the Term Loan and the Revolver bear interest rates based on the London Interbank Offered Rate ("LIBOR") or the CoreStates announced prime rate, plus the applicable margin. In the case of LIBOR, such applicable margin is between .75% and 2.5%. In the case of Prime, such applicable margin is between 0% and 1%. Such margins will vary depending upon the relationship between the Corporation's earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then aggregate amount outstanding under the Credit Agreement. The Corporation is also required to pay commitment fees on the unused portion of the Revolver of between .25% and
 .5% also varying depending on the relationship between the Corporation's EBITDA and aggregate borrowings under the Credit Agreement.

The terms of the Revolver provide that the Corporation  must have at least
$20 million undrawn on the Revolver for at least thirty consecutive days in the first twelve months following the closing and at least $30 million undrawn for at least thirty consecutive days during each twelve month period thereafter. Borrowings under the Revolver are limited to 85% of eligible accounts receivable and 50% of eligible inventory.

The Credit Agreement includes various financial covenants of the Corporation, including covenants with respect to minimum EBITDA, maximum senior leverage ratio, minimum interest coverage, minimum net worth, and minimum fixed coverage ratio. The Credit Agreement prohibits the Corporation from paying dividends and making other distributions (except for the issuance of Common Shares as required by the Debenture) and prohibits "changes of control" of the Corporation, including through mergers and acquisitions, changes in the composition of the current majority of the Corporation's board of directors, acquisitions by persons other than EMI and its subsidiaries of more than 20% of the Corporation's voting stock, and acquisitions by EMI and its subsidiaries of more than 50% of the Corporation's voting stock.

In connection with the Credit Agreement, the Company incurred approximately $4.5 million of debt issuance cost. Such amounts are included in other assets and are being amortized to interest expense using the effective interest rate method related to the term portion of the Credit Agreement, and the straight-line method related to the revolving portion of the Credit Agreement.

7.  1995 STOCK INCENTIVE PLAN

The Board of Directors adopted, subject to the approval of the shareholders, the "The 1995 Stock Incentive Plan, " (the "Plan"). Under the Plan, up to 2,000,000 common shares are available for issuance for non-qualified and incentive stock options and restricted stock awards.

On September 15, 1995, options were granted to purchase 910,000 of these common shares at the fair market value of $12 per share. The options become exercisable at the earlier of nine years following issuance or 50% when the market value (as defined) of the Company's common shares reaches $18 per share and 50% when the market value (as defined) reaches $21 per share.

8. MATERIAL AGREEMENTS

Services Agreement. On September 15, 1995, the Company entered into a Services Agreement with Baxter that governs the provision by Baxter of certain services to the Company to enable the uninterrupted continuation of the Industrial Distribution Business after the Closing of the Acquisition described in Note 3, above, as well as an orderly transfer of the Industrial Distribution Business to the Company. Under the Services Agreement, Baxter is required to continue to provide the same type of services to the customers of the Industrial Distribution Business as it had provided prior to the completion of the Acquisition. Such services include order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment.

While the term of the Services Agreement is for two years, upon prior notice, the Company may direct Baxter to discontinue the provision of services in any particular region. No service fees are payable for services under the Services Agreement during the first three months of the term of such Agreement. The Company is required to make monthly payments during the remaining term of the Services Agreement to Baxter at the rate of 5.5% of the total sales of certain products sold to customers of the Industrial Distribution Business which are serviced by Baxter; provided, however, the Company is obligated to pay a minimum of $18.6 million to Baxter during the first fifteen months of such Agreement. Upon the cessation of services by Baxter at a particular facility, the Company is required to purchase from Baxter the inventory of laboratory supplies and equipment held by Baxter at such facility for sale to customers of the Industrial Distribution Business.

Distribution Agreement. On September 15, 1995, the Company entered into a Distribution Agreement with Baxter pursuant to which Baxter has granted to the Company the right to sell and distribute for non-patient use (anywhere except in Canada and Japan) certain products and accessories manufactured by Baxter and its affiliates. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements for each of the five years of the Baxter Distribution Agreement are as follows:
Year 1 - $63 million; Year 2 - $74 million; Year 3 - $82 million; Year 4 -
$89 million; and Year 5 - $96 million.

Supply Agreement. On September 15, 1995, the Company entered into a Supply Agreement with Baxter pursuant to which the Company is obligated to supply Baxter and its affiliates with certain equipment and supplies manufactured by third parties. The Supply Agreement has a term ending on September 30, 2000.

9.  DIVIDENDS

For the three months ended September 30, 1995 and 1994, dividends of $.04 per share and $.10 per share, respectively, were paid. For the Nine months ended September 30, 1995, and 1994, dividends of $.12 per share and $.30 per share, respectively, were paid. In view of the restrictions contained in the Senior Bank Credit Agreement, discussed above, no dividends have since been declared

VWR SCIENTIFIC PRODUCTS CORPORATION

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations
------------------------------------------------

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1994, and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K.

Capitalized terms used below and not otherwise defined have the meanings given to them in the notes to condensed consolidated financial statements (unaudited) in Item 1, above.

OPERATIONS AND EARNINGS

Sales for the three- and nine-month periods ended September 30, 1995 increased 17.5% and 16%, respectively, from the comparable prior year periods. The growth in the third quarter was due primarily to the acquisition of Canlab in October, 1994, and the acquisition of Baxter's industrial distribution business in September, 1995. For the nine months, approximately 80% of the growth in sales was due to the acquisition of Canlab in October, 1994, and the acquisition of Baxter's industrial distribution business in September, 1995.

Gross margin percentages of 22.8% and 22.1% for the respective three- and nine-month periods ended September 30, 1995 were above the 21.2% and 21.1%, respectively, achieved in the comparable periods of the prior year. The increase is primarily the result of the implementation of internal programs to improve margins, improvement in our Canadian operations and higher Baxter margins.

The operating expense increases of 27.1% for the quarter and 19.8% for the nine months were greater than the rate of sales growth because of acquisition-related charges of $2.1 million for the third quarter of 1995, higher depreciation and amortization expense related to the acquisition of Baxter's industrial distribution business and approximately $1.2 million (pre-tax) of office consolidation costs in the first nine months of 1995.

Operating income for the three- and nine-month periods ended September 30, 1995 was 3.0% and 2.2% of sales compared to the 2.9% and 1.9% levels achieved in comparable 1994 periods. The increase is a result of the Company's higher sales and gross margin offset by increased operating expenses discussed above.

Interest expense for the three- and nine-month periods ended September 30, 1995 increased 149.4% and 71.1%, respectively, when compared to prior year comparable periods. The increase is a result of increased borrowing levels which occurred primarily from the acquisitions of Baxter's industrial distribution business and of Canlab and higher effective interest rates.

Net income for the three- and nine-month periods ended September 30, 1995 decreased 38.3% and 8.4%, respectively, from the comparable 1994 periods. The decrease is primarily due to acquisition-related expenses and higher interest costs related to the acquisition of Baxter's industrial distribution business and the acquisition of Canlab.

In connection with the combination of the Baxter business with VWR, the Company is in the process of making organizational and facility location decisions. These decisions involve the company's selling and distribution activities. At September 30, 1995, the plans were not finalized because the detailed analysis had not been completed. The final decisions will result in inventory relocation, severance, personnel relocation and other costs being incurred subsequent to the third quarter of 1995. Certain costs related to activities of the Baxter business will be considered in the final allocation of the purchase price of the acquired business and the costs related to VWR's existing operations will be expensed. Although these efforts are continuing, it is estimated that such total costs and expenses will range between $3 million and $4 million.

FINANCIAL CONDITION AND LIQUIDITY

For the nine months ended September 30, 1995, operating income, plus depreciation and amortization and acquisition related charges was 3.6 times interest expense and 3.6 times for the third quarter of 1995. VWR's current ratio was 1.9 at September 30, 1995 and 2.7 at December 31, 1994. Accounts receivable increased since December 31, 1994 primarily due to the acquisition from Baxter and to support higher sales levels. Inventories increased to support higher sales levels. Other assets increased due primarily to goodwill related to the acquisition from Baxter. Accounts payable and other liabilities increased due to payables to Baxter related to the Acquisition and inventory.

As discussed in Note 3 of Item 1 above, VWR Corporation completed the Acquisition on September 15, 1995 for a cash purchase price of approximately $400 million. In addition to the cash paid at closing, the Company is required to pay to Baxter and its affiliates the sum of approximately $28.6 million by November 30, 1995 for accounts receivable in the same amount. During the period over the next fifteen to eighteen months, the servicing of Baxter customers will be moved by VWR into its facilities and the Company will be required to purchase from Baxter the inventory of laboratory supplies and equipment for sale to customers of the Industrial Distribution Business held by Baxter at Baxter's facilities. At September 30, 1995, the estimated Baxter-held inventory was approximately $49.7 million. The Company's payment for any such inventory will be payable fifteen days from receipt.

As discussed in Note 6 of Item 1 above, the Company and certain of its subsidiaries entered into a Credit Agreement. Pursuant to the Credit Agreement, the Banks have extended the Borrowers a five-year amortizing term loan in the original principal amount of $135 million (the "Term Loan") and established for the Borrowers from September 15, 1995 until September 13, 2000 a revolving line of credit in an amount not to exceed $150 million. Approximately $95.7 million was outstanding at September 30, 1995 under the Revolver. The Term Loan and Revolver are secured by liens in favor of the Banks on substantially all of the Borrowers' tangible and intangible personal property. In addition, the Company has agreed not to create any liens on its real property and has agreed to grant liens on its real property to secure the Term Loan and Revolver in the event the Banks should later request it to do so.

The terms of the Revolver provide that the Corporation  must have at least
$20 million undrawn on the Revolver for at least thirty consecutive days in the first twelve months following the closing and at least $30 million undrawn for at least thirty consecutive days during each twelve month period thereafter. Borrowings under the Revolver are limited to 85% of eligible accounts receivable and 50% of eligible inventory.

The Credit Agreement includes various financial covenants of the Corporation, including covenants with respect to minimum EBITDA, maximum senior leverage ratio, minimum interest coverage, minimum net worth, and minimum fixed coverage ratio. The Credit Agreement prohibits the Corporation from paying dividends and making other distributions (except for the issuance of Debenture Shares as required by the Debenture) and prohibits "changes of control" of the Corporation, including through mergers and acquisitions, changes in the composition of the current majority of the Corporation's board of directors, acquisitions by persons other than EMI and its subsidiaries of more than 20% of the Corporation's voting stock, and acquisitions by EMI and its subsidiaries of more than 50% of the Corporation's voting stock.

As discussed in Note 5 of Item 1 above, the Company incurred indebtedness of $135 million evidenced by the Debenture. The Debenture matures in a single installment on September 15, 2005. The indebtedness evidenced by the Debenture is subordinated to the Company's obligations to its primary bank lending institutions. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum, but until such time as EML and its affiliates own 49.89% of the aggregate number of issued and outstanding Common Shares, interest shall be payable solely in common shares at a price of $12.44 per share. Thereafter and until September 15, 1997, the payment of any cash interest otherwise accruing will be deferred until maturity of the Debenture. On April 13, 1995, EML purchased from the Company the Warrant and 1,818,181 common shares.

During the next fifteen to eighteen months, the Company expects to incur capital expenditures of approximately $17 to $22 million to provide for additional distribution and office facilities to support the additional business related to the acquisition of Baxter.

Included in interest expense for the three months ended September 30, 1994 and 1995 were net payments of $.1 million and $.2 million, respectively, related to the Company's use of collars and swaps for interest rate protection. The corresponding amounts for the nine months ended September 30, 1995 and 1994 were $.2 million and $1.0 million, respectively. For the calendar years ended December 31, 1994, 1993 and 1992, the amounts were $1.2 million, $2.2 million and $1.8 million, respectively. Pursuant to the Bank Credit Agreement, the Company is obligated to provide interest rate protection on at least 25% of the credit facility.

The consolidation of the U.S. sales offices was completed during the third quarter of 1995. Approximately, $1.2 million of expenses, primarily personnel-related, were incurred during the first nine months of 1995. Savings from the consolidation began to be realized during the second half of 1995.

The Company expects that estimated working capital and estimated capital expenditures will be funded by expected cash from operations and expected availability under the Credit Agreement.

OTHER INFORMATION
-----------------

ITEM 1 - LEGAL PROCEEDINGS

Litigation relating to the issuance by VWR of approximately 8,242,000 Common Shares and a $135 million subordinated Debenture to EML Laboratories, Inc. ("EML") pursuant to the terms of a Common Share and Debenture Purchase Agreement (the "Securities Purchase Agreement") dated May 24, 1995 between VWR and EMI Industries, Incorporated ("EMI"), EML's parent company, was commenced in the Delaware Court of Chancery on July 21, 1995 by Donald W. Alexander, alleging he is a shareholder of VWR, against VWR, VWR's President and Chief Executive Officer, seven members of VWR's board of directors and EMI. In the complaint the plaintiff seeks to have the action certified as a class action and, on behalf of all shareholders of VWR (except those named as defendants), to enjoin VWR from consummating the transactions contemplated by the securities Purchase Agreement, an award of class rescissory and/or compensatory damages, an award of costs and disbursements (including fees of attorneys and experts) and such other further relief as the court might deem just and proper. In addition, the plaintiff, on behalf of the shareholders, seeks an order that the director defendants take appropriate measures to maximize shareholder value, including, without limitation, creating an active auction for VWR.

The plaintiff alleged, among other things, that the consummation of the transactions contemplated by the Securities Purchase Agreement would transfer control of VWR to EMI and because EMI would own nearly 50% of VWR, no third party will make a bid for VWR. The plaintiff also alleged that the individual defendants participated in unfair dealings towards plaintiff and the other shareholders by failing to implement procedures for maximization of shareholder value and permitting the transfer of control of VWR at a value which fails to reflect the long term value of VWR's Common Shares, particularly in light of VWR's future prospects upon consummation of VWR's acquisition of the industrial distribution business of the Industrial and Life Sciences Division of Baxter Healthcare Corporation ("Baxter") and the industrial distribution business conducted by certain Baxter affiliates.

VWR believes that this suit is without merit and VWR, EMI and the individual defendants intend to vigorously defend this action. VWR believes that the Standstill Agreement dated February 27, 1995 by and between VWR and EMI, as amended pursuant to the Securities Purchase Agreement, will protect shareholder value following the consummation of the transactions contemplated by the Securities Purchase Agreement.

On September 15, 1995, VWR and the individual defendants filed motions to dismiss this action on both procedural and substantive grounds.

ITEM 2 - CHANGES IN SECURITIES

Under the terms of the Senior Bank Credit Agreement, the Company is not permitted to make dividend payments without prior approval of the banks.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.  Special Meeting - September 13, 1995

b.  Not Applicable

c. Approval of the issuance to EM Laboratories, Incorporated pursuant to agreements between the Corporation and EMI Industries, Incorporated, EML's parent corporation, of Common Shares, par value $1.00 per share, of the Corporation which will result in EML's ownership of up to 49.89% of the issued and outstanding Common shares of the Corporation.

Shares voted for		10,651,543

Shares voted against	    98,561

Shares abstaining		   116,924


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K          Description of Exhibit
--------------          ----------------------

1 Amendment to Articles of Incorporation dated September 15, 1995; incorporated by reference to Exhibit 1 of Registrant's Form 8-K dated September 29, 1995.

2(a) Asset Purchase Agreement dated as of May 24, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and EM Laboratories, Incorporated; incorporated by reference to Exhibit VI of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

2(b) Amendment to Asset Purchase Agreement dated as of September 15, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and EM Laboratories, Incorporated; incorporated by reference to Exhibit 2(b) of Registrant's Form 8-K dated September 29, 1995.

4(a)                    Standstill Agreement between VWR Corporation and
                        EM Industries, Incorporated dated February 27, 1995; incorporated by reference to Exhibit 4(a) of Registrant's Form 8-K dated April 13, 1995.

4(b) Amendment Number One to the Standstill Agreement dated September 15, 1995 by and among VWR Corporation, EM Industries, Incorporated and EM Laboratories, Incorporated; incorporated by reference to Exhibit 4(b) of Registrant's Form 8-K dated September 29, 1995.

4(c) Subordinated Debenture dated as of September 14, 1995 in the principal amount of $135,000,000 payable to the order of EM Laboratories, Incorporated; incorporated by reference to Exhibit 4(c) of Registrant's Form 8-K dated September 29, 1995.

4(d) Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et. al.; incorporated by reference to
                        Exhibit 4(d) of Registrant's Form 8-K dated September 29, 1995.

4(e) Term Note dated September 15, 1995 in the principal sum of $135,000,000; incorporated by reference to
                        Exhibit 4(e) of Registrant's Form 8-K dated September 29, 1995.

4(f) Revolving Credit Note dated September 15, 1995 in the principal sum of $150,000,000; incorporated by reference to Exhibit 4(f) of Registrant's Form 8-K dated September 29, 1995.

10(a) Common Share and Debenture Purchase Agreement dated as of May 24, 1995 between VWR Corporation and EM Industries, Incorporated; incorporated by reference to
                        Exhibit II of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

10(b) Distribution Agreement between VWR Corporation and Baxter Healthcare Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(b) of Registrant's Form 8-K dated September 29, 1995.

10(c) Services Agreement between VWR Corporation and Baxter Healthcare Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(c) of Registrant's Form 8-K dated September 29, 1995.

10(d) Supply Agreement between VWR Corporation and Baxter Healthcare Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(d) of Registrant's Form 8-K dated September 29, 1995.

10(e) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(e) of Registrant's Form 8-K dated September 29, 1995.

11.                     Computation of Earnings per Share.            Page 22

27.                     Financial Data Schedule. *


* Submitted only in electronic format.



b. Report on Form 8-K dated September 29, 1995 was filed reporting on Item 2, 5 and 7 under. Under Item 7, the company included Financial Statements of the Industrial Distributor Business for the six months ended June 30, 1995 and 1994 and incorporated financial statements of the Industrial Distribution Business for the years ended December 31, 1992, 1993 and 1994 by reference to the company's definitive proxy statement filed with the Commission on August 11, 1995.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(COMPANY) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)



                       		Deborah A. Corr, Assistant Treasurer
	                        (Principal Financial Officer)




					George R. Ritter, Controller
					(Principal Accounting Officer)




					DATE   November 13, 1995