Form 10-K
period 1995-12-31
VWR CORP
filed 1996-03-29
CIK 788043

       Exhibit Index
       Exhibit Number and Description
       ------------------------------

2(a) Asset Purchase Agreement dated as of May 24, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and EM Laboratories, Incorporated; incorporated by reference to Exhibit VI of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

2(b) Amendment to Asset Purchase Agreement dated as of September 15, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and
      EM Laboratories, Incorporated; incorporated by reference to Exhibit 2(b) of the Registrant's Form 8-K dated September 15, 1995.

2(c)  Agreement and Plan of Merger between VWR Corporation and
      VWR New Corporation; incorporated by reference to Exibit 2 of the Registrant's Form 10-K for the year ended December 31, 1994.

3(a) Amended and Restated Articles of Incorporation; incorporated by reference to Exibit 3 of the Registrant's Form 10-K for the year ended December
      31, 1994.

3(b) Amendment to Articles of Incorporation dated September 15, 1995; incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated September 15, 1995.

3(c) Amended and Restated Bylaws; incorporated by reference to Exibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1994.

4(a) Rights Agreement dated as of May 20, 1988 between VWR Corporation and The First Jersey National Bank (filed as an exhibit to the Registrant's Form 8-A dated May 23, 1988, and incorporated herein by reference).

4(b) Amendment No. 1, dated as of February 23, 1995, to Rights Agreement, dated as of May 20, 1988, between VWR Corporation and First
      Interstate Bank of Washington, N.A., successor to The First
      Jersey National Bank; incorporated by reference to Exhibit 4 of the Registrant's Form 8-K dated February 23, 1995.

4(c) Standstill Agreement between VWR Corporation and EM Industries, Incorporated dated February 27, 1995; incorporated by reference to
      Exhibit 4(a) of Registrant's Form 8-K dated April 13, 1995.

4(d) Amendment Number One to the Standstill Agreement dated September 15, 1995 by and among VWR Corporation, EM Industries, Incorporated and EM Laboratories, Incorporated; incorporated by reference to
      Exhibit 4(b) of the Registrant's Form 8-K dated September 15, 1995.

4(e) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of EM Laboratories, Incorporated; incorporated by reference to
      Exhibit 4(c) of the Registrant's Form 8-K dated September 15, 1995.

4(f) Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al; incorporated by reference to Exhibit 4(d) of the Registrant's Form 8-K dated September 15, 1995.

4(g) Term Note dated September 15, 1995 in the principal sum of $135,000,000; incorporated by reference to Exhibit 4(e) of the Registrant's Form 8-K dated September 15, 1995.

4(h) Revolving Credit Note dated September 15, 1995 in the principal sum of $150,000,000; incorporated by reference to Exhibit 4(f) of the Registrant's Form 8-K dated September 15, 1995.

4(i)  Warrant to Purchase Common Shares of VWR Corporation dated April
      13, 1995; incorporated by reference to Exhibit 4 of the Registrant's Form 8-K dated April 13, 1995.

4(j) Amended and Restated Credit Agreement by and among VWR Corporation and its Subsidiaries and CoreStates Bank, N.A. for itself and as agent, Seattle-First National Bank, Bank of America Canada, and PNC Bank, National Association dated October 27, 1994.

10(a) Common Share and Debenture Purchase Agreement dated as of May 24,
      1995 between VWR Corporation and EM Industries, Incorporated; incorporated by reference to Exhibit II of Registrant's definitive proxy statement filed with the Commission on August 11, 1995.

10(b) Distribution Agreement between VWR Corporation and Baxter
      Healthcare Corporation dated as of September 15, 1995;
      incorporated by reference to Exhibit 10(b) of the Registrant's Form 8-K dated September 15, 1995.

10(c) Services Agreement between VWR Corporation and Baxter Healthcare
      Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(c) of the Registrant's Form 8-K dated September 15, 1995.

10(d) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrant's Form 8-K dated September 15, 1995.

10(e) Change of Control agreement between VWR Corporation and
      Paul J. Nowak; incorporated by reference to Exhibit 10 of the Registrant's Form 10-K Report for the year ended December 31, 1992.

10(f) VWR Corporation Executive Bonus Plan dated January 1, 1990;
      incorporated by reference to Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1991.

10(g) VWR Corporation Supplemental Benefits Plan dated November 1,
      1990; incorporated by reference to Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1991.

11    Computation of Per Share Earnings

21    Subsidiaries of the Company

23    Consent of Independent Auditors

24    Power of Attorney

27 Financial Data Schedule for year ended December 31, 1995. (Submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).