Form 10-Q/A
period 1995-09-30
VWR CORP
filed 1996-05-03
CIK 788043

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-Q/A


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995
                                         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________

Commission File No. 0-14139


                        VWR SCIENTIFIC PRODUCTS CORPORATION
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

                            VWR CORPORATION
- ---------------------------------------------------------------------
(Former name, address, and fiscal year, if changed since last report)


    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              (x) Yes        ( ) No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

            Class                               Outstanding at October 31, 1995
            -----                                --------------------------
Common stock, par value $1.00                          20,749,748 shares

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)          DEBORAH A. CORR
                          TREASURER
                          (Principal Financial Officer)

                          GEORGE R. RITTER
                          CONTROLLER
                          (Principal Accounting Officer)

DATE                      May 3, 1996

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                    DESCRIPTION                              PAGE
- --------------                    -----------                              ----

      11          Computation of Earnings per Share                         12


      27          ART. 5 FDS for 3rd Quarter                                 *









*Submitted for the benefit of the SEC.