Form 10-K
period 1995-12-31
VWR SCIENTFIC PRODUCTS CORP
filed 1996-05-14
CIK 788043

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required).

For the fiscal year ended December 31, 1995
                          -----------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required).

For the transition period from
                                ---------------          -----------

Commission file Number  0-14139
                        -------

                      VWR Scientific Products Corporation
- ---------------------------------------------------------------------------
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

                         Common Stock $1.00 Par Value
- -------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  XX     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   XX

As of February 29, 1996 the aggregate market value of the voting stock held by non-affiliates was approximately $136 million. In calculating this value, the Registrant has treated as voting stock held by affiliates only the voting stock held by EM Laboratories, Inc. and by the Company's directors and executive officers. This calculation does not reflect a determination by the Company that any or all such holders are in fact affiliates.

As of February 29, 1996, there were 21,083,360 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive
  Proxy Statement mailed to shareholders on or about
  March 15, 1996 are incorporated by reference into Part III of this Form 10-K

 PART I.

ITEM I. - BUSINESS
- ------    --------
VWR Scientific Products Corporation ("VWR," "the Corporation," or "the Company") is one of the nation's largest suppliers of laboratory equipment, chemicals, and general laboratory and clean room supplies to the scientific marketplaces with sales of $719 million, $535 million, and $509 million in 1995, 1994 and 1993, respectively. VWR was incorporated in Delaware (as VWR Corporation) on January 3, 1986, in order to complete the Distribution Plan of Univar Corporation. In 1994, the Company changed its State of Incorporation to Pennsylvania. In 1995, the Company changed its name from VWR Corporation to VWR Scientific Products Corporation.

Acquisition of the "Baxter Industrial Distribution Business"
- ------------------------------------------------------------
On September 15, 1995, VWR completed the acquisition of the industrial distribution business of the Industrial and Life Sciences Division of Baxter Healthcare Corporation, a Delaware corporation ("Baxter Healthcare") and the industrial distribution business conducted by certain Baxter affiliates (collectively, "Baxter Industrial"). In the acquisition, VWR purchased certain assets of Baxter Industrial, including, but not limited to, all of the domestic trade accounts receivable, certain tangible personal property, rights and benefits under certain contracts and certain rights in specified trademarks. The cash purchase price paid by the Registrant at closing was $400,062,000. In addition to the cash paid at closing, VWR was required to pay to Baxter Healthcare and its affiliates the sum of $28,549,000 within 52 days of the closing for accounts receivable in the same amount. VWR also assumed certain liabilities of Baxter Industrial for accrued vacation pay, post-closing liabilities and obligations under acquired contracts, certain liabilities and obligations to Baxter Healthcare employees working solely in Baxter Industrial and all liabilities for warranty claims for products sold by Baxter Industrial. The cash purchase price paid by VWR is subject to a post-closing adjustment on a dollar-for-dollar basis to the extent that the amount obtained by subtracting the accrued vacation pay liabilities assumed by VWR, from the sum of trade accounts receivable plus tangible personal property purchased by VWR, exceeds or is less than $73,611,000.

The consideration paid by VWR for the Baxter Industrial business was determined by negotiations between VWR and Baxter Healthcare, was approved by the Board of Directors of VWR and was financed by the proceeds received from: (i) the sale of 6,832,797 common shares (the "Purchase Shares"), par value $1.00 per share at a price of $12.44 per share to EM Laboratories, Incorporated, a New York corporation ("EML"), an affiliate of Merck KGaA, Germany; (ii) the sale of a $135,000,000 subordinated debenture of the Registrant (the "Debenture") to EML;
(iii) the exercise by EML of a warrant to purchase 967,015 common shares at a price of $11 per share ("Warrant"); and (iv) borrowings under the Company's $285,000,000 Credit Facility entered into on September 14, 1995.

Private Placements of Equity and Debt Securities; Exercise of Warrant
- ---------------------------------------------------------------------
On September 15, 1995, pursuant to an agreement with EM Industries, Incorporated ("EMI"), EML's direct parent corporation, the Corporation issued and sold to EML the Purchase Shares and the Debenture. In addition, on September 15, 1995, EML exercised the Warrant. The proceeds from the issuance and sale of the Purchase Shares and Debenture (approximately $220,000,000) and the exercise of the Warrant (approximately $10,600,000) were used to fund, in part, the cash paid by the Company at the closing of the acquisition, as discussed above.

The Debenture matures in a single installment on September 15, 2005. The indebtedness evidenced by the Debenture is subordinated to the Company's obligations to its primary bank lending institutions. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum, but until such time as EML and its affiliates own 49.89% of the aggregate number of issued and outstanding common shares, interest is payable solely in common shares valued at $12.44 per share. Thereafter and until September 15, 1997, the payment of any cash interest otherwise accruing will be deferred until maturity of the Debenture.

On April 13, 1995, EML purchased from the Company the Warrant and 1,818,181 common shares. In connection with the agreement to purchase such securities, EMI entered into a Standstill Agreement with the Company, dated February 27, 1995 (the "Standstill Agreement"), pursuant to which EMI agreed that it and its affiliates would not, subject to certain exceptions, for a period of four years, increase its beneficial ownership of VWR's common shares above 20.1% without the prior consent of the Company. (EML directly assumed such restrictions on April 13, 1995 when it purchased securities from the Company.) On September 15, 1995, EMI, EML and the Company entered into Amendment Number One to the Standstill Agreement which, among other things, increased the 20.1% percentage limitation to 49.89%. As a result of the issuance of the Purchase Shares, the exercise of the Warrant and the issuance of common shares for interest on the Debenture, EML owned approximately 47.1% of the issued and outstanding common shares at February 29, 1996. Pursuant to the Standstill Agreement, VWR is required annually to cause representatives of EML to be nominated for election to the Board so as to provide EML with Board representation, rounded down to the next whole number, which is commensurate with the proportion of common shares of VWR owned by EML and its affiliates. Six members of VWR's current Board, which consists of fourteen Directors, are representatives of EML.

Senior Bank Credit Facility
- ---------------------------
On September 14, 1995, the Company entered into a Credit Facility with a 23-member bank group (the "Banks"). Pursuant to the Credit Facility, the Banks have extended the Company a five-year amortizing term loan in the original principal amount of $135,000,000 (the "Term Loan") and established for the Company from September 14, 1995 until September 13, 2000 a revolving line of credit in an amount not to exceed $150,000,000 (the "Revolver"). The Term Loan and Revolver are secured by liens in favor of the Banks on substantially all of the Company's tangible and intangible personal property. In addition, the Company has agreed not to create any liens on its real property and has agreed to grant liens on its real property to secure the Term Loan and

Revolver in the event the Banks should later request it to do so. The proceeds of the Term Loan and initial advance under the Revolver were used by the Company principally as follows: (i) approximately $74,000,000 was used by the Company to repay indebtedness outstanding under the Company's former credit facility and
(ii) approximately $170,000,000 was used to fund the balance of the cash portion of the purchase price paid by the Company at the closing of the Baxter Industrial acquisition.

Both the Term Loan and the Revolver bear interest rates based, in such relative principal amounts as the Corporation shall elect, on the London Interbank Offered Rate ("LIBOR") or the prime rate announced from time to time ("Prime"). The Corporation is obligated to pay amounts in excess of such floating rates which will vary depending upon the relationship between the Corporation's earnings before interest, taxes, depreciation and amortization ("EBITDA") and the then-aggregate amount outstanding under the Credit Facility. The Corporation is also required to pay commitment fees on the unused portion of the Revolver of between .20% and .50% also varying depending on the relationship between the Corporation's EBITDA and aggregate borrowings under the Credit Facility.

The Credit Facility includes various financial covenants of the Corporation, including covenants with respect to minimum EBITDA, maximum senior leverage ratio, minimum interest coverage, minimum net worth, and minimum fixed coverage ratio.

The Credit Facility prohibits the Corporation from paying dividends and making other distributions (except for the issuance of common shares for interest expense as required by the Debenture) and prohibits a change-of-control of the Corporation, including through mergers and acquisitions, changes in the composition of the current majority of the Corporation's Board of Directors, acquisitions by persons other than EMI and its subsidiaries of more than 20% of the Corporation's voting stock, and acquisitions by EMI and its subsidiaries of more than 50% of the Corporation's voting stock.

Material Agreements
- -------------------
Services Agreement. On September 15, 1995, the Company entered into a Services Agreement with Baxter Healthcare that governs the provision by Baxter Healthcare of certain services to the Company to enable the uninterrupted continuation of the Baxter Industrial business after the Closing of the acquisition described above, as well as an orderly transfer of the Baxter Industrial business to the Company. Under the Services Agreement, Baxter Healthcare is required to continue to provide the same type and level of services to the customers of the Baxter Industrial business as it had provided prior to the completion of the acquisition. Such services include order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment. While the term of the Services Agreement is for two years, upon prior notice, the Company may direct Baxter Healthcare to discontinue the provision of services in any particular region. No service fees were payable for services under the Services Agreement during the first three months of the term of such agreement. The Company is required to make monthly payments during the remaining term of the Services Agreement to Baxter Healthcare at the rate of 5.5% of the total sales to customers of the Baxter Industrial business which are serviced by Baxter Healthcare; provided, however, the Company is obligated to pay a minimum of $18,645,000 to Baxter Healthcare during the first fifteen months of such agreement. Upon the cessation of services by Baxter Healthcare at a particular facility, the Company is required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment held by Baxter Healthcare for sale to customers of the Baxter Industrial business.

Distribution Agreement. On September 15, 1995, the Company entered into a Distribution Agreement with Baxter Healthcare pursuant to which Baxter Healthcare has granted to the Company the right to sell and distribute for non-patient use (anywhere except in Canada and Japan) certain products and accessories manufactured by Baxter Heathcare and its affiliates. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements for each of the five years of the Distribution Agreement are as follows: Year 1 - $63,000,000; Year 2 - $74,000,000; Year 3 - $82,000,000; Year 4 - $89,000,000; and Year 5 - $96,000,000.

Acquisition of Canlab
- ---------------------
In October 1994, the Company expanded its Canadian operations through the acquisition of certain assets related to the laboratory supply business of Canlab, a division of Baxter International, for approximately $13.9 million.

Principal Customers
- -------------------
VWR and its subsidiaries are not dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its operations.

Competition
- -----------
The Company competes in the industrial, governmental, biomedical, and educational market for laboratory equipment, chemicals, and supplies with manufacturers who sell their product lines directly and with numerous national and regional distributors. In addition, there are numerous distributors of specialty lines of products. In the opinion of management, the Corporation is the nation's second largest independent distributor of laboratory equipment and supplies.

In all of VWR's markets, a combination of quality, price, and service are the major determining competitive factors. All activities are considered highly competitive.

Environmental Regulation
- ------------------------
VWR has been designated by the EPA as a potentially responsible party in connection with several sites. Management believes that the Company's alleged contribution to each of these sites is de minimis and that the potential financial impact of these matters is not material to the Company's consolidated financial statements.

Employees
- ---------
Approximately 1,830 persons were employed by VWR as of February 29, 1996. Approximately 11% of the Company's employees are represented by unions. The Company believes its relations with employees are excellent.

Methods of Distribution
- -----------------------
Approximately 50% of the Company's employees are full-time outside and inside sales personnel who provide product information and technical support to our customers. With continuous reference to the "VWR Catalog," customers also place individual orders by telephone with an inside sales representative, directly with an outside sales representative or by computer. Orders are shipped from local or central warehouses, depending on the nature of the product ordered. As noted under "Material Agreements," Baxter Industrial customers are serviced by Baxter Healthcare. It is currently expected that servicing of this business will be transitioned to VWR facilities and systems throughout 1996.

Foreign Operations and Export Sales
- -----------------------------------
The Company has operations in Canada which serve the country's industrial, educational, governmental and biomedical markets. See "Foreign and Domestic Operations" in the Notes to Consolidated Financial Statements in Item 8 below.

The Company also exports scientific equipment to 54 countries worldwide, with primary markets in the Middle East, Central and South America, and the Pacific Rim.

Availability of Products
- ------------------------
The Company does not manufacture any of the products distributed by it. Numerous sources of supply generally exist for all products essential to the business of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
NAME                 AGE     BUSINESS EXPERIENCE            POSITION HELD
                               LAST FIVE YEARS              SINCE
- ------------------   ---     -------------------            -------------
Jerrold B. Harris    53      President and Chief            March 1990
                              Executive Officer              to Present

David M. Bronson     42      Senior Vice President          November 1995
                              Finance, Chief                 to Present
                              Financial Officer and
                              Corporate Secretary

                             Vice President Finance and     May 1992 to
                               Business Development         November 1995
                               Scientific Products Division
                               Baxter Healthcare Corp.

                             Vice President, Controller     1988 to
                               Baxter Dade Division         May 1992
                               Baxter Healthcare Corp.

Paul J. Nowak        41      Senior Vice President          November 1992
                                                             to Present
                             Vice President and General     1989 - 1992
                              Manager of Sargent-Welch

David S. Barth       43      Senior Vice President          November 1995
                                                             to Present
                             Area Vice President,           July 1992 to
                              Industrial and Life            September 1995
                              Sciences Division,
                              Baxter Healthcare, Corp.
                             Field Director, Baxter         April 1991 to
                              Diagnostics, Inc.              July 1992
                              Partnership Program
                             Sales Manager-Scientific       1987 to April
                              Products, Biomedical           1991
                              Division, Baxter
                              Healthcare, Corp.


John G. Griffith     52      Senior Vice President          August 1995 to
                              International                  Present
                             Director of Finance,           December 1990 to
                              Merck Ltd, England             August 1995

Hal G. Nichter       49      Senior Vice President          October 1995
                              Customer Fulfillment           to Present
                             Vice President Marketing       October 1992 to
                                                             October 1995
                             Vice President and             1991 to
                              General Manager, Henry         October 1992
                              Troemner Corp.

ITEM 2 - PROPERTIES
- ------   ----------
VWR owns and leases office and warehouse space throughout the United States and Canada for distribution of the products supplied by it as follows:

     Batavia, Illinois                         Owned
     Bridgeport, New Jersey                    Owned
     Buffalo Grove, Illinois                   Owned
     Tempe, Arizona                            Leased
     Cerritos, California                      Leased
     San Francisco, California                 Leased
     San Dimas, California                     Leased
     Houston, Texas                            Leased
     Marietta, Georgia                         Leased
     Bridgeport, New Jersey                    Leased
     Morrisville, North Carolina               Leased
     Tualatin, Oregon                          Leased
     Catano, Puerto Rico                       Leased
     Mississauga, Ontario, Canada              Leased
     Edmonton, Alberta, Canada                 Leased


The Company leases office space in West Chester, Pennsylvania, for executive, financial, information systems, marketing, and other administrative activities.

The Company also leases twenty-eight smaller facilities throughout the United States and three smaller facilities in Canada which support the sales and warehouse functions. All facilities have been designed to serve the Company's purposes (warehouse functions and generic office). The facilities have been sufficient for its current operations and certain expansions are underway in order to service the acquired Baxter Industrial business.

ITEM 3. - LEGAL PROCEEDINGS
- ------    -----------------
The Corporation is involved in various environmental, contractual, warranty, and public liability cases and claims, which are considered normal to the Corporation's business.

Litigation relating to the issuance by VWR of common shares and the Debenture to EML pursuant to the terms of a Common Share and Debenture Purchase Agreement (the "Securities Purchase Agreement") dated May 24, 1995 between VWR and EML was commenced in the Delaware Court of Chancery on July 21, 1995 against VWR, VWR's President and Chief Executive Officer, seven members of VWR's Board of Directors and EML. In the complaint, the plaintiff seeks to have the action certified as a class action and, on behalf of all shareholders of VWR (except those named as defendants), to enjoin VWR from consummating the transactions contemplated by the Securities Purchase Agreement, an award of class rescissory and/or compensatory damages, an award of costs and disbursements (including fees of attorneys and experts) and such other further relief as the court might deem just and proper. In addition, the plaintiff, on behalf of the shareholders, seeks an order that the director defendants take appropriate measures to maximize shareholder value, including, without limitation, creating an active auction for VWR.

The plaintiff alleged, among other things, that the consummation of the transactions contemplated by the Securities Purchase Agreement would transfer control of VWR to EML and because EML would own nearly 50% of VWR, no third party will make a bid for VWR. The plaintiff also alleged that the individual defendants participated in unfair dealings towards plaintiff and the other shareholders by failing to implement procedures for maximization of shareholder value and permitting the transfer of control of VWR at a value which fails to reflect the long-term value of VWR's common shares, particularly in light of VWR's future prospects upon consummation of VWR's acquisition of Baxter Industrial.

VWR believes that this suit is without merit and VWR, EML and the individual defendants intend to vigorously defend this action. VWR believes that the Standstill Agreement dated February 27, 1995 by and between VWR and EML, as amended pursuant to the Securities Purchase Agreement, will protect shareholder value following the consummation of the transactions contemplated by the Securities Purchase Agreement.

On September 15, 1995, VWR and the individual defendants filed motions to dismiss this action on both procedural and substantive grounds.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

PART II.
- --------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
- ------------------------------------------------------------------------

VWR common shares, $1.00 par value, are traded on the NASDAQ Stock Market under the VWRX symbol. On February 29, 1996, there were approximately 6,400 shareholders represented by 1,666 holders of record.

The quarterly ranges of high and low bid prices of the Corporation's common shares during the years ended December 31, 1995, and 1994 as reported by NASDAQ are set forth below.

                                 Year Ended                 Year Ended
VWR Common Stock              December 31, 1995          December 31, 1994
- ----------------------        -----------------          -----------------
        Quarter                High         Low           High         Low
        -------                ----         ---           ----         ---
         First                $10.25      $ 7.75         $12.13       $9.75
         Second                12.50        9.00          12.25        9.63
         Third                 15.00        9.25          11.75        6.50
         Fourth                15.00       10.50          12.00        7.00

The Corporation declared dividends of $0.04 per share in April and August during the year ended December 31, 1995. The Corporation declared quarterly dividends of $0.10 per share in April, August and October and $.04 per share in December for the year ended December 31, 1994. The Corporation's Credit Facility entered into on September 14, 1995 prohibits the Corporation from paying dividends during the term of the Credit Facility.

ITEM 6. - SELECTED FINANCIAL DATA
- ------    -----------------------
The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                    For the Years Ended December 31
                            -----------------------------------------------
                          1995      1994       1993*      1992       1991
                          ----      ----       ----       ----       ----
Operations
(Thousand of dollars,
except per share data)
Sales                     $718,684  $535,179   $509,235   $490,168   $440,983
Gross margin               159,119   113,198    116,274    114,431    104,924
Income before
  cumulative effect
  of accounting change       1,935     2,053      3,890      9,430      7,743
Cumulative effect of
  accounting change,
  net of tax                                     (1,400)
Net income                 $ 1,935   $ 2,053    $ 2,490    $ 9,430    $ 7,743
- -----------------------------------------------------------------------------

Per share Data**
Dividends                    $0.08     $0.34      $0.40      $0.40      $0.40
Book value***                 7.60      3.63       3.73       3.86       3.37
Income before
  cumulative effect
  of accounting change       $0.13     $0.18      $0.35      $0.85      $0.71
Cumulative effect
  of accounting change                            (0.13)
                        -----------------------------------------------------
Net income per share         $0.13     $0.18      $0.22      $0.85      $0.71



                                         For the Years Ended December 31
                                ----------------------------------------------
                                  1995     1994      1993*      1992      1991
                                  ----     ----      -----      ----      ----
Financial Position
(thousands of dollars)
  Working capital               $ 87,940 $ 75,120  $ 65,197   $ 57,881  $ 52,928
  Property and equipment-net      37,648   38,259    41,562     33,608    32,662
  Total assets                   621,472  173,375   148,777    136,093   126,896
  Short-term debt                 20,000    2,250       150        218       272
  Long-term debt                 334,327   79,170    61,757     47,553    46,747
  Shareholders' equity           160,089   40,168    41,057     42,257    36,832
  Total invested capital         514,416  121,588   102,964     90,028    83,851
- --------------------------------------------------------------------------------
Operating and Financial Statistics

  Gross margin to sales           22.14%   21.15%    22.83%     23.35%    23.79%
  Income before cumulative effect
   of accounting change to sales   0.27%    . 38%      .76%      1.92%     1.76%
  Current ratio                    1.75     2.67      2.80       2.46      2.42
  Return on average
   shareholders' equity***         2.29%    5.05%     5.68%     23.73%    22.18%
- ------------------------------------------------------------------------------

All data presented for continuing operations only.

* Results before cumulative effect of accounting change include restructuring and other charges of $3.3 million pretax ($1.9 million net of tax).

** All share and per share data reflect a two-for-one stock split effective May 9, 1992.

*** Prior-year amounts have been restated to conform to current year calculation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION
- -----------------------------------------------------------------------
The following commentary should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements ("Notes"), and Selected Financial Data included elsewhere herein. Capitalized terms have the same meanings as defined in the Consolidated Financial Statements and the Notes.


Results of Operations
- ---------------------

The gross margin percentage over the last four years is as follows:

               1995        1994        1993        1992
               ----        ----        ----        ----
               22.1%       21.2%       22.8%       23.3%

Total operating expenses as a percentage of sales over the last four years is as follows:

               1995        1994        1993*       1992
               -----       -----       -----       -----
               19.7%       19.6%       20.6%       19.4%

*   20.0% before restructuring charge.

1995 versus 1994
- ----------------

1995 results have been impacted by the acquisitions of the Industrial Distribution Business ("Baxter Industrial") of Baxter Healthcare Corporation ("Baxter Healthcare"), a subsidiary of Baxter International on September 15, 1995 and Canlab, the Toronto-based distribution division of Baxter International, on October 31, 1994.

Sales increased by 34.3% in 1995 to $718.7 million. The Baxter Industrial acquisition accounted for 74% of the increase in sales. The full-year effect of the Canlab acquisition accounted for 19% of the increase. The remainder of the sales growth occurred in the existing VWR business.

Gross margins increased from 21.2% in 1994 to 22.1% in 1995. The increase is the result of the implementation of internal programs to improve margins of VWR's Domestic and Canadian businesses.

Total operating expenses have remained relatively constant as a percentage of sales. Approximately 62% of the increase in expenses is due to the Baxter Industrial acquisition and 13% is due to the full-year effect of the Canlab acquisition in the fourth quarter of 1994. Depreciation and amortization expense has increased primarily as a result of amortization of the Baxter Industrial excess of cost over net assets of business acquired. Acquisition-related expenses consist of lease termination, severance, relocation, training, and transition expenses directly attributable to the acquisitions of Baxter Industrial and Canlab in 1995 and 1994, respectively.

In December 1994, the Company made the decision to consolidate certain sales offices and functions. As a result, the Company incurred approximately $1.2 million in charges which were primarily for severance and other personnel-related costs. The costs were recognized prior to the Baxter Industrial acquisition in September 1995. Due to the effects of the Baxter Industrial acquisition, the Company is not able to measure the benefits related to these costs and has classified these costs as operating expenses.

Interest expense and other increased in 1995 primarily due to the effect of the debt incurred for the Baxter Industrial acquisition. In order to partially fund the acquisition, the Company issued a $135 million Debenture and incurred incremental borrowings under a new Credit Facility of approximately $170 million. The interest on the Debenture and the incremental borrowings on the Credit Facility account for 94% of the increase in interest expense. In addition, average borrowings under the former credit facility had increased due to the Canlab acquisition in the fourth quarter of 1994.

Note 8 of the Notes describes the difference between the statutory and effective income tax rates. In 1995, the effective tax rate increased from 32.0% to 36.1% because in 1994, the Company recognized a tax benefit on prior year losses from the Canadian operations. In 1995, due primarily to programs to improve gross margin and the effect of the Canlab acquisition, the Canadian operations recognized a profit.

Earnings per share in 1995 reflect the weighted average shares issued to affiliates of Merck KGaA, Darmstadt, Germany as more fully discussed in
Note 9.

1994 versus 1993
- ----------------

The sales increase in 1994 was due to growth in all areas of our business. The acquisition of Canlab in the fourth quarter of 1994 accounted for approximately 20% of the sales growth for the year. During the second half of 1994, Canadian operations showed strong sales growth, improving margins and operating results.

In 1994, gross margin as a percent of sales declined primarily as a result of continued competitive price pressures and customer mix.

Operating expenses grew at a rate lower than sales growth. Approximately 28% of the increase in operating expenses is the result of the acquisition of Canlab in the fourth quarter of 1994.

In the fourth quarter of 1993, the Company made the decision to refocus certain information systems efforts into customer service systems and to take actions that would reduce operating expenses. As a result of this effort, the Company recorded a $3.3 million charge which included $2 million related to the consolidation of functions and facilities (consisting primarily of severance and other personnel-related costs) and non-cash charges of $1.3 million (primarily for software development costs that did not have continuing value). These efforts were completed in 1994.

At December 31, 1993, it was anticipated that the impact of the consolidation of certain functions and the reduction of expenses would result in annualized cost savings of approximately $2 million, beginning in the first-half of 1994.
Actual cost savings for fiscal 1994 were approximately $1.2 million. Planned investments in sales and marketing offset those savings in 1994.

In 1994, interest expense and other increased primarily due to increased borrowings for the acquisition of Canlab, partially offset by replacing expired interest rate collars with fixed-rate interest rate swaps.

The lower effective tax rate in 1994 reflects the recognition of the benefits of a portion of the Canadian net operating loss carryforwards and lower state taxes. The higher effective tax rate in 1993 reflects the carryforward to future years of Canadian tax benefits not recognized in 1993.

Financial Condition and Liquidity
- ---------------------------------
The ratio of debt to equity at December 31 of each of the past four years is as follows:

     1995          1994            1993            1992
- --------------------------------------------------------------
      2.2           2.0             1.5             1.1


The ratio of operating income, plus depreciation and amortization, to interest paid over the past four years is as follows:

     1995          1994            1993            1992
- --------------------------------------------------------------
      3.5           3.9             5.0             7.9


VWR's current ratio was 1.8 at December 31, 1995 as compared to 2.7 at December 31, 1994. The increase in accounts receivable is due to the Baxter Industrial acquisition. The increase in inventory is primarily due to various marketing programs, supporting new supplier partnerships with several customers, and stocking of inventory in advance of the transition of the Baxter Industrial business to VWR operations. The increase in accounts payable is due to amounts payable for goods shipped under the Services Agreement and also due to the increase in inventory. Excess of cost over net assets of businesses acquired increased due to the Baxter Industrial acquisition. Debt has increased as a result of the Debenture and incremental borrowings used to partially finance the Baxter Industrial acquisition. Equity increases reflect the initial issuance of
1.8 million shares to an affiliate of Merck KGaA in April 1995 and 7.8 million additional shares to an affiliate of Merck KGaA in September 1995. The proceeds from the additional shares issued in September were used to partially fund the Baxter Industrial acquisition. Sufficient credit availability existed at December 31, 1995 to provide for the amount of bank checks outstanding less cash in bank of $1.7 million.

In 1995, operations generated $59.5 million of cash flow. The Services Agreement (as described in Note 14) accounted for $32.8 million primarily because the Company does not pay for inventory for Baxter Industrial sales until the items are shipped. As the Baxter Industrial business is transitioned to VWR facilities on a regional basis during 1996, the Company will be required to carry additional inventory. Inventory on-hand at Baxter Healthcare for sale to Baxter Industrial customers was approximately $46 million at December 31, 1995.

As discussed in Note 2, VWR completed the Baxter Industrial acquisition on September 15, 1995 for a cash purchase price of approximately $434 million. During the period over the next twelve to fifteen months, the servicing of former Baxter Industrial customers is expected to be moved by VWR into its facilities, and the Company will be required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment for sale to customers of the Baxter Industrial business held by Baxter Healthcare.

As discussed in Note 14, the Company entered into a Distribution Agreement with Baxter Healthcare. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements for each of the five years of the Distribution Agreement are as follows: Year 1 - $63 million; Year 2 - $74 million; Year 3 - $82 million; Year 4 - $89 million; and Year 5 - $96 million. During 1995, purchases under this agreement were $14 million. The Company expects that such minimums will be met.

As discussed in Note 7, the Company and certain of its subsidiaries entered into a Credit Facility. Pursuant to the Credit Facility, the Banks have extended the Company a five-year amortizing term loan in the original principal amount of $135 million ("Term Loan") and established for the Company from September 14, 1995 until September 13, 2000 a revolving line of credit ("Revolver") in an amount not to exceed $150 million. Approximately $84.3 million was outstanding at December 31, 1995 under the Revolver. The Term Loan and Revolver are secured by liens in favor of the banks on substantially all of the Company's tangible and intangible property, excluding real estate.

The Credit Facility includes various financial covenants of the Company, including covenants with respect to minimum earnings before taxes; depreciation and amortization; maximum senior leverage ratio; minimum interest coverage; minimum net worth; and minimum fixed coverage ratio. The Credit Facility prohibits the Company from paying dividends and making other distributions (except for the issuance of shares as required by the Debenture) and has change-of-control provisions.

As discussed in Note 7, the Company incurred indebtedness of $135 million evidenced by the Debenture. The Debenture matures in a single installment on September 15, 2005. The Debenture is subordinated to the Company's obligations to its primary bank lending institutions. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum, but until such time as EML and its affiliates own 49.89% of the aggregate number of issued and outstanding common shares, interest shall be payable solely in common shares at a price of $12.44 per share. Thereafter and until September 15, 1997, the payment of any cash interest otherwise accruing will be deferred until maturity of the Debenture.

On April 13, 1995, EML purchased from the Company 1.8 million common shares at $11 per share and the Warrant for 1.0 million shares, exercisable at $11 per share. On September 15, 1995, in conjunction with the Baxter Industrial acquisition, EML exercised the Warrant and purchased an additional 6.8 million common shares at a price of $12.44 per share.

While management believes the Baxter Industrial acquisition enhances the potential to increase shareholder value, the achievement of such an increase is dependent upon various factors including: a successful and timely integration of the business into VWR's infrastructure; realization of expected operating efficiencies; retention of the combined customer base; satisfying the obligations under the Distribution Agreement; the provision of distribution services by Baxter Healthcare under the Services Agreement; general state of economic growth in the U.S.; competitive and pricing pressures; and changes in prices paid to manufacturers for distributed products.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected actual debt levels during a five-year period. The Company provides protection to meet actual exposures and does not speculate in derivatives. At December 31, 1995, the Company had a notional amount of $120 million of swaps in effect and had committed another $60 million to take effect in 1996. These swaps expire between 1996 and 2000. The amount of floating rate debt protected by the swaps ranges from $180 million to $25 million during the period outstanding with fixed rates ranging from 4.9% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the interest rate difference between the contracts' fixed rate and the then-current replacement rate. At December 31, 1995, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a net payable of approximately $1.9 million. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company also has an interest rate collar on $30 million which expires on March 1, 1996. The collar is based on the three-month London Interbank Offered Rate ("LIBOR") and has a floor of 6.75% and a ceiling of 9.5%.

The Company's use of swaps and collars for interest rate protection increased interest expense by $.3 million, $1.2 million, and $2.2 million in 1995, 1994, and 1993, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility.

VWR has been designated by the EPA as a potentially responsible party for various sites. Management believes that any required expenditures would be immaterial to the Company's Consolidated Financial Statements.

As of December 31, 1995, the estimated cost for capital improvement projects is between $18 million and $23 million in 1996 related primarily to expansion of facilities required to transfer the Baxter Industrial business to VWR facilities. In addition, management estimates that acquisition-related expenses totalling $3 million to $4 million will be incurred in 1996.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.

Operating Income Return on Average Invested Capital**
- ---------------------------------------------------


        1995            1994          1993            1992
- ---------------------------------------------------------------------

        7.3%            7.5%         11.1%           21.7%

1993 before
  restructuring
  charges                            14.4%


Operating Income to Sales
- -------------------------
        1995            1994          1993            1992
- ---------------------------------------------------------------------

        2.5%            1.5%          2.2%            3.9%

1993 before
  restructuring
  charges                             2.9%


Average Invested Capital to Sales**
- ---------------------------------
        1995            1994          1993            1992
- ---------------------------------------------------------------------

        34.2%          20.4%         19.9%           18.0%


Days Sales in Accounts Receivable
- ---------------------------------
        1995*           1994*         1993            1992
- ---------------------------------------------------------------------

        45.7           45.7          42.6            41.5


Inventory Turnover (Before LIFO)
- --------------------------------
        1995*           1994*         1993            1992
- ---------------------------------------------------------------------

         5.5            6.7           6.9             6.4

*Excludes the effect of the Baxter Industrial acquisition in 1995 and the Canlab acquisition in 1994.

**Prior year amounts have been restated to conform to current year calculations.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------   -------------------------------------------

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                                     1995           1994       1993
- --------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Sales                                              $718,684       $535,179   $509,235
Cost of sales                                       559,565        421,981    392,961
                                                   --------       --------   --------
Gross margin                                        159,119        113,198    116,274
Operating expenses                                  124,317         94,333     92,510
Depreciation and amortization                        13,212          9,791      9,203
Acquisition-related expenses                          3,761            916
Restructuring and other
  charges                                                                       3,300
                                                   --------       --------   --------
Total operating expenses                            141,290        105,040    105,013

Operating income                                     17,829          8,158     11,261
Interest expense and other                           14,803          5,137      4,708
                                                   --------       --------   --------
Income before income taxes
  and cumulative effect of
  accounting change                                   3,026          3,021      6,553
Income taxes                                          1,091            968      2,663
                                                   --------       --------   --------
Income before cumulative effect
  of accounting change                                1,935          2,053      3,890
Cumulative effect of change in
  accounting for postretirement
  benefits, net of income tax
  benefit of $860                                                              (1,400)
                                                   --------       --------   --------
Net Income                                         $  1,935       $  2,053   $  2,490
                                                   ========       ========   ========
Earnings (Loss) Per Share:
Income before cumulative effect
  of accounting change                             $   0.13       $   0.18   $   0.35
Cumulative effect of accounting
  change                                                                        (0.13)
                                                   --------       --------   --------
Net Income                                         $   0.13       $   0.18   $   0.22
                                                   ========       ========   ========
Weighted average number of common
  shares outstanding (thousands)                     14,831         11,128     11,153

See Notes to Consolidated Financial Statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(Thousands of dollars,
 except share data)

                                                              December 31,
ASSETS                                               1995                   1994
- --------------------------------------------------------------------------------------
Current assets:
Receivables--
  Trade receivables,
   less reserves of $739 and $619                  $134,917               $ 70,777
  Other receivables                                   4,879                  2,753
Inventories                                          53,247                 40,091
Other                                                11,390                  6,378
                                                   --------               --------
Total current assets                                204,433                119,999

Property and equipment--net                          37,648                 38,259

Excess of cost over net assets of
  businesses acquired                               369,930                  7,365

Other assets                                          9,461                  7,752
                                                   --------               --------
                                                   $621,472               $173,375
                                                   ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------------
Current liabilities:

Bank checks outstanding, less cash in bank         $  1,748               $  1,398
Accounts payable                                     73,238                 35,783
Accrued liabilities                                  21,507                  5,448
Current portion of long-term debt                    20,000                  2,250
                                                   --------               --------
Total current liabilities                           116,493                 44,879
                                                   --------               --------

Long-term debt:

Revolving credit facilities                          84,327                 61,920
Term loans                                          115,000                 17,250
Subordinated debenture                              135,000
                                                   --------               --------
Total long-term debt                                334,327                 79,170
                                                   --------               --------

Deferred income taxes and other                      10,563                  9,158

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued

(Thousands of dollars,                                        December 31,
except share data)                                   1995                   1994
                                                     ----                   ----
Common stock, $1 par value, 30,000,000
  shares authorized, 21,068,381                    $ 21,068               $ 11,316
  issued in 1995, 11,316,592 issued
  in 1994
Additional paid-in capital                          137,753                 29,269
Retained earnings                                     4,457                  4,941
Treasury stock at cost, 569
  and 250,225 shares                                     (9)                (2,463)
Unamortized ESOP contribution                        (1,757)                (1,786)
Unamortized restricted stock awards                    (711)                  (485)
Cumulative translation adjustment                      (712)                  (624)
                                                   --------               --------
Total shareholders' equity                          160,089                 40,168
                                                   --------               --------
                                                   $621,472               $173,375
                                                   ========               ========

See Notes to Consolidated Financial Statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended December 31,
                                       1995       1994       1993
- --------------------------------------------------------------------
(Thousands of dollars)
OPERATING ACTIVITIES
Net income                          $   1,935   $  2,053   $  2,490
Adjustments to reconcile
  net income to cash
  provided by operating
  activities:
  Depreciation and amortization,
   including deferred debt
   issuance costs                      13,532      9,791      9,203
  Cumulative effect of
   accounting change                                          1,400
  Provision for acquisition-
   related expenses, net of
   payments                             2,420
  Interest on debenture
   paid in common stock                 3,702
  Change in assets and
  liabilities, net of effect
  of businesses acquired:
    Receivables                         6,130     (7,359)    (4,123)
    Inventories                       (13,256)    (4,459)     2,782
    Other current assets               (3,322)    (1,625)    (5,914)
    Accounts payable                   37,455      9,040       (750)
    Accrued liabilities                11,056     (2,013)       835
    Deferred income taxes
      and other                          (179)      (330)       495
                                    ---------   --------   --------
Cash provided by
  operating activities                 59,473      5,098      6,418
                                    ---------   --------   --------
INVESTING ACTIVITIES

Acquisition of businesses            (434,184)   (13,939)
Investment in joint venture                       (2,881)
Additions to property and
  equipment, net                       (6,342)    (2,922)   (13,402)
Other                                    (699)      (909)    (1,854)
                                    ---------   --------   --------
Cash used by
  investing activities              $(441,225)  $(20,651)  $(15,256)
                                    ---------   --------   --------

                                                           Year Ended December 31,
                                                  1995          1994             1993
- ------------------------------------------------------------------------------------------
(Thousands of dollars)

FINANCING ACTIVITIES
Proceeds from long-term debt                     $115,408      $169,243        $228,983
Repayment of long-term debt                      (153,595)     (149,730)       (214,847)
Repayment of existing credit
 facility upon refinancing                        (73,700)
Proceeds from new credit
 facility                                         249,600
Proceeds from long-term
  subordinated debenture                          135,000
Proceeds from exercise
  of warrant                                       10,637
Net proceeds from common
  stock issuance                                  104,171
Debt issuance costs                                (4,971)
Net change in bank checks
  outstanding                                         350           336            (741)
Cash dividends                                     (1,474)       (4,419)         (4,395)
Proceeds from exercise of
  stock options                                       371           135              88
Other                                                 (45)          (12)           (250)
                                                  -------       -------         -------
Cash provided by
  financing activities                            381,752        15,553           8,838
                                                  -------       -------         -------
Net change in cash                                      0             0               0
Cash at beginning of year                               0             0               0
                                                  -------       -------         -------
Cash at end of year                              $      0       $     0         $     0
                                                  =======       =======         =======
Supplemental disclosures of
  cash flow information:

Cash paid (received) during the
year for:
  Interest (net of capitalized
   interest in 1993)                             $  8,989       $ 4,568         $ 4,128
  Income taxes                                        321          (254)          4,568

Acquisition of businesses:
 Working capital                                 $ 68,438       $ 8,798
 Property and equipment                               862            75
 Other, principally excess of
   cost over net assets of
   businesses acquired                            364,884         5,066
                                                  -------       -------
 Net cash used to acquire
   businesses                                    $434,184       $13,939
                                                  =======       =======

See Notes to Consolidated Financial Statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Thousands of dollars,                                                               Unamortized
 except per share data)                                                              Restricted
                                                                                     Stock,
                                         Common                                      Unamortized
                                         Stock    Additional                         ESOP
                                         $1 Par   Paid-in      Retained   Treasury   Contribution,
                                         Value    Capital      Earnings   Stock      and Other
- --------------------------------------------------------------------------------------------------
Balance at
December 31, 1992                       $11,316    $28,794      $8,561    $(3,491)    $(2,923)
Net income                                                       2,490
Cash dividends
  ($.40 per share)                                              (4,400)
Allocation of shares to
  ESOP participants                                                                       417
Restricted stock awards
  45,219 shares                                        222                    439        (661)
Amortization of restricted
  stock                                                                                   290
Grant of treasury stock-
  4,478 shares                                          28                     43
Acquisition of treasury
  stock - 1,783 shares                                                        (22)
Exercise of stock options                              (61)                   149
Tax benefit on ESOP divi-
  dends and restricted stock                           154
Foreign currency transla-
  tion adjustment                                                                        (288)
Balance at                              -------    -------      ------    -------     -------
December 31, 1993                       $11,316    $29,137      $6,651    $(2,882)    $(3,165)
                                        -------    -------      ------    -------     -------

(Thousands of dollars,                                                               Unamortized
 except per share data)                                                              Restricted
                                                                                     Stock,
                                         Common                                      Unamortized
                                         Stock    Additional                         ESOP
                                         $1 Par   Paid-in      Retained   Treasury   Contribution,
                                         Value    Capital      Earnings   Stock      and Other
- --------------------------------------------------------------------------------------------------
Net income                                                      $2,053
Cash dividends
  ($.34 per share)                                              (3,763)
Allocation of shares to
  ESOP participants                                                                   $   271
Restricted stock awards -
  21,816 shares                                    $    28                $   211        (239)
Amortization of restricted
  stock                                                                                   295
Exercise of stock options                              (79)                   208
Tax benefit on ESOP divi-
  dends and restricted stock                           183
Foreign currency transla-
  tion adjustment                                                                         (57)
Balance at                              -------    -------      ------    -------     -------
December 31, 1994                       $11,316    $29,269      $4,941    $(2,463)    $(2,895)
                                        -------    -------      ------    -------     -------

(Thousands of dollars,                                                               Unamortized
 except per share data)                                                              Restricted
                                                                                     Stock,
                                         Common                                      Unamortized
                                         Stock    Additional                         ESOP
                                         $1 Par   Paid-in      Retained   Treasury   Contribution,
                                         Value    Capital      Earnings   Stock      and Other
- --------------------------------------------------------------------------------------------------

Net income                                                      $1,935
Issuance of 8,650,978
   shares of common stock,
   net of issuance
   costs of $829                         $8,651    $95,520
Exercise of warrants
   for 967,015 shares
   of common stock                          967      9,670
Issuance of 297,615 shares
   of common stock
   as payment for
   debenture interest                       298      3,404
Cash dividends
  ($.08 per share)                                              (1,033)
Allocation of shares to
  ESOP participants                                                                     $    29
Restricted stock awards -
  52,589 shares                              43        456                $    97          (596)
Amortization of restricted
  stock                                                                                     337
Acquisition of treasury
  stock - 11,160 shares                                                      (149)
Retirement of treasury
  stock - 253,551 shares                   (254)      (899)     (1,386)     2,539
Exercise of stock options                    47        324
Foreign currency
  translation adjustment                                                                    (88)
Other                                                    9                    (33)           33
Balance at                              -------   --------      ------    -------       -------
December 31, 1995                       $21,068   $137,753      $4,457    $    (9)      $(3,180)
                                        =======   ========      ======    =======       =======

See Notes to Consolidated Financial Statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Principles of Consolidation
- ---------------------------
The accompanying consolidated financial statements include the accounts of VWR Scientific Products Corporation (formerly VWR Corporation) and all of its subsidiaries (the "Company" or "VWR"). All significant intercompany accounts and transactions have been eliminated.

Capitalization, Depreciation and Amortization
- ---------------------------------------------
Land, buildings, and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and, generally, accelerated methods for income tax purposes. Acquisition and development costs for significant business systems and related software for internal use are capitalized and amortized over their estimated useful lives of seven years. The Company capitalizes the costs of developing and producing catalogs, which are used by customers for ordering products. Such costs are amortized over the period of use, generally two years.

Excess of Cost Over Net Assets of Businesses Acquired
- -----------------------------------------------------
Excess of cost over net assets of businesses acquired is primarily the result of the acquisitions of the Industrial Distribution Business of Baxter Healthcare in 1995 and Canlab in 1994 and is being amortized over 40 years. Accumulated amortization at December 31, 1995 and 1994 was $3.6 million and $.6 million, respectively. The carrying value of excess of cost over net assets of businesses acquired will be evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

Income Taxes
- ------------
In 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which did not have a material effect on the Company's financial position or results of operations.

Postretirement Benefits
- -----------------------
In 1993, the Company adopted SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions." This Statement requires the Company to accrue the cost of retiree medical expenses over the period earned by the participants, which was a change from the Company's prior practice of recording these costs when incurred.

Earnings Per Share
- ------------------
Earnings per share are based on the weighted average number of shares and dilutive common share equivalents outstanding during the period. Shares issued in payment of Debenture interest are included in the share calculation as interest expense is recognized (See Note 7).

Segment and Customer Information
- --------------------------------
The Company is engaged in one line of business, industrial distribution. No single customer accounts for more than 10% of sales. The majority of the Company's business activity pertains to, and accounts receivable result from, sales of laboratory equipment and supplies to businesses across a wide geographical area in various industries, mainly industrial, governmental, biomedical, and educational. At December 31, 1995, the Company had no significant concentrations of credit risk.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards
- ------------------------
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

SFAS No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by SFAS 123 in the December 31, 1996 notes to the consolidated financial statements.

Reclassifications
- -----------------
Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2.  ACQUISITIONS
    ------------
Baxter Industrial
- -----------------
On September 15, 1995, VWR purchased certain assets and assumed certain liabilities of the Industrial Distribution Business ("Baxter Industrial") of Baxter Healthcare Corporation ("Baxter Healthcare"), a subsidiary of Baxter International, including, but not limited to, all of the domestic trade accounts receivable, certain tangible personal property, rights and benefits under certain contracts and certain rights in specified trademarks for approximately $434 million. In addition to the $400 million paid at closing, $28.6 million was paid over a 52-day period for accounts receivable in the same amount and approximately $5 million of additional liabilities were assumed. The purchase price paid by the Company is subject to adjustment which the Company does not believe will materially affect its financial position or results of future operations.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of Baxter Industrial have been included in the consolidated operating results since the date of acquisition. The Company's balance sheet at December 31, 1995 includes estimates of the fair value of the assets and liabilities acquired in connection with the acquisition of Baxter Industrial. Cost in excess of net assets acquired amounted to $365 million which is being amortized on a straight-line basis over 40 years. Changes in purchase accounting estimates related to the resolution of issues that existed at the date of acquisition and related restructuring decisions may result in a reallocation of the purchase price within one year of the date of acquisition.

The purchase price was financed by the proceeds received by the Company from:
(i) the sale of 6,832,797 common shares of the Company (the "Purchase Shares") at a price of $12.44 per share to EM Laboratories, Incorporated, ("EML"), an affiliate of Merck KGaA, Germany; (ii) the issuance of a $135.0 million subordinated debenture (the "Debenture") of the Company to EML; (iii) the exercise by EML of a warrant to purchase 967,015 common shares of the Company for approximately $10.6 million; and (iv) borrowings under the Company's $285.0 million credit agreement entered into by the Company on September 14, 1995.

During the next twelve to fifteen months, the servicing of former Baxter Industrial customers will be moved to VWR facilities and systems, and the Company will be required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment held for sale to customers of Baxter Industrial at Baxter Healthcare's facilities. At December 31, 1995, the Baxter Industrial inventory held by Baxter Healthcare was approximately $46 million. During 1995, the Company purchased $31.3 million of inventory from affiliates of Merck KGaA, of which $4.5 million was payable at December 31, 1995.

Canlab
- ------
Effective October 31, 1994, the Company, through its wholly-owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Canlab, a division of Baxter International, for approximately $13.9 million.
The acquisition was accounted for under the purchase method of accounting and was funded through the Company's then-outstanding secured term loan. Canlab's results of operations have been included in the consolidated results of operations since the date of acquisition. The acquisition resulted in $5.1 million of excess of cost over net assets acquired which is being amortized over 40 years. In the fourth quarter of 1994, as a result of the acquisition, VWR terminated certain of its employees and closed certain facilities. The total cost of these actions, which was expensed in 1994, was $.9 million.

The following unaudited pro forma information has been prepared assuming that the Baxter Industrial acquisition and the Canlab acquisition and related financings had occurred on January 1, 1994 and January 1, 1993, respectively. Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense from the acquisition debt; and related income tax effects. Potential cost savings from combining the operations are not reflected because Baxter Industrial's and VWR's businesses are not expected to be fully integrated until after the first anniversary date of the closing. Also, Baxter Industrial's inventory, as reflected in cost of sales, is valued at the lower of cost (determined on a "first-in, first-out" basis) or market in the pro forma information below. Cost of sales has not been adjusted to give the pro forma effect of adopting VWR's accounting policy of valuing inventory on the "last-in, first-out" method because it is not possible to calculate the pro forma adjustments.

(In thousands, except                     Year Ended December 31,
per share data)                          1995        1994       1993
                                         ----        ----       ----

     Sales                              $1,072,789  $1,036,493  $553,467

     Income before cumulative
       effect of accounting
       change                           $    1,219  $    3,455  $  5,766
     Net income                              1,219       3,455     4,366

   Earnings Per Share
     Before cumulative effect
       of accounting change             $      .05  $      .16  $    .52
     Net Income                                .05         .16       .39

     Weighted average number of
     shares outstanding                     22,220      21,394    11,103

The unaudited pro forma information is provided for information purposes only and does not purport to be indicative of VWR's results of operations that would actually have been achieved had the Baxter Industrial and Canlab acquisitions and related financing transactions been completed for the periods presented, or results that may be obtained in the future.

In connection with the combination of the Baxter Industrial business with VWR, the Company has made organizational and facility location decisions involving the Company's selling and distribution activities. At December 31, 1995, while the overall plans had been substantially finalized, they had not been fully communicated or implemented. The implementation will result in additional inventory relocation, severance, personnel relocation, and other costs being incurred in 1996. Certain costs related to activities of the Baxter Industrial business will be considered in the final allocation of the purchase price of the acquired business, and the additional costs related to VWR's existing operations were or will be expensed. In 1995, the Company accrued $2.4 million in connection with the Baxter Industrial business and expensed $3.8 million as acquisition-related expenses including: lease termination costs related to the decision to upgrade the Company's computer hardware; severance and relocation of VWR employees; training of the combined sales force regarding the transition; consulting services; and other incremental costs related to the acquisition. Although these efforts are continuing, it is estimated that additional costs related to VWR's existing operations may range between $3 million and $4 million in 1996.


3.  INVENTORIES
    -----------
Inventories consist of purchased goods for sale and are valued at the lower of cost or market. Cost determined using the last-in, first-out (LIFO) method comprised 81% and 75% of inventory carrying value at December 31, 1995 and 1994, respectively. Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.

LIFO cost at December 31, 1995 and 1994, was approximately $28.8 million and $27.7 million, respectively, less than current cost. The effect of LIFO layer liquidations decreased cost of sales by $.6 million in 1993.

4.  FIXED ASSETS
    ------------
Net property and equipment at December 31, 1995 and 1994, is:

- ---------------------------------------------------------------------
(Thousands of dollars)                               1995     1994
- ---------------------------------------------------------------------
Land                                             $  2,130   $  2,130
Buildings                                          10,249     10,249
Equipment and computer software                    56,437     53,029
Construction in progress                            2,687        408
                                                 --------   --------
                                                   71,503     65,816
Less accumulated depreciation                     (33,855)   (27,557)
                                                 --------   --------
Net property and equipment                       $ 37,648   $ 38,259
                                                 ========   ========


Depreciation expense for the years ended December 31, 1995, 1994 and 1993, was $6.6 million, $6.3 million and $5.4 million, respectively.

5.  ACCRUED LIABILITIES
    -------------------
Included in accrued liabilities at December 31, 1995 is accrued compensation of approximately $9.0 million and accrued service costs under the Baxter

Industrial Services Agreement (see Note 14) of $6.6 million. At December 31, 1994, accrued compensation was approximately $3.3 million.

6.  FOREIGN CURRENCY TRANSACTIONS
    -----------------------------
The Company supplies product to its Canadian subsidiary for sale to the subsidiary's Canadian customers. The Company has entered into forward exchange contracts to fix the rate of exchange on the Canadian dollar payments made to the Company upon settlement of the intercompany accounts related to those shipments to its subsidiary. As of December 31, 1995, the Company had approximately $6.9 million of forward exchange contracts outstanding. Net transaction gains and losses under the contracts are not material and are included in interest expense and other.

7.  LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES
    ----------------------------------------------
On September 14, 1995, the Company entered into a five-year $285 million Credit Facility consisting of a five-year $135 million amortizing term loan (the "Term Loan") and a $150 million revolving line of credit (the "Revolver"). The Revolver provides for the ability to borrow the equivalent in Canadian dollars up to $17 million U.S. dollars. The Term Loan and Revolver are secured by liens on substantially all of the Company's tangible and intangible property, excluding real estate. Borrowings under the Revolver are limited to 85% of eligible accounts receivable and 50% of eligible inventory. The proceeds of the Term Loan and the initial advance under the Revolver were used by the Company principally to repay indebtedness of $74 million outstanding under the Company's former credit facility and to pay $170 million of the purchase price for the Baxter Industrial acquisition. Both the Term Loan and the Revolver bear interest rates based on the London Interbank Offered Rate ("LIBOR") or the prime rate, plus the applicable margin. The Company is required to pay commitment fees on the unused portion of the Revolver of between .20% and .50%. The margin on interest and the commitment fees will vary depending on the relationship between the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and aggregate borrowings under the Credit Facility.

The Credit Facility includes various financial covenants of the Company, including covenants with respect to minimum EBITDA, maximum senior leverage ratio, minimum interest coverage, minimum net worth, and minimum fixed-charge coverage ratio. The Credit Facility prohibits the Company from paying dividends and making other distributions (except for the issuance of common shares as required by the Debenture) and has change-of-control provisions.

The terms of the Revolver provide that the Company must have at least $20 million undrawn on the Revolver for at least thirty consecutive days in the first twelve months following the closing and at least $30 million undrawn for at least thirty consecutive days during each twelve-month period thereafter.

On September 15, 1995, in conjunction with the Baxter Industrial acquisition, the Company issued the Debenture to EML in the principal amount of $135.0 million. The Debenture was subsequently assigned to another affiliate of EML. The Debenture matures in a single installment on September 15, 2005 and is subordinated to the Company's obligations under the Credit Facility. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum by: issuance of common shares of the Company in the first year up to an amount that will enable EML to obtain an ownership percentage of 49.89% in the Company based on a fixed price of $12.44 per share; is deferred in year two to be paid with accumulated interest thereon at maturity; and is payable in cash beginning in year three.

At December 31, 1995 and 1994, the approximate weighted average interest rate on borrowings under the outstanding Credit Facility was 7.8% and 7.4%, respectively. Interest expense under the credit facilities for the years ended December 31, 1995, 1994, and 1993, was $9.6 million, $4.8 million, and $4.5 million, respectively, resulting in a weighted average interest rate of 8.2%, 7.0%, and 7.9%, respectively.

The carrying values of the Revolver and Term Loan approximate their fair values. The fair value of the Debenture is not readily determinable.

In connection with the Credit Facility and Debenture, the Company incurred approximately $5.0 million of debt issuance cost. Such amounts are included in other assets and are being amortized to interest expense using the effective interest rate method related to the Term Loan and Debenture, and the straight-line method related to the Revolver. Total amortization of debt issuance costs (included in interest expense and other) was $.3 million in 1995.

Aggregate maturities of long-term debt are as follows: 1996-$20.0 million; 1997-$22.5 million; 1998-$30.0 million; 1999-$32.5 million; 2000-$114.3 million;
and $135.0 million in 2005.

The Company has entered into various interest rate swap agreements with financial institutions which effectively changes the Company's interest rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the swaps are based upon obligations under the Credit Facility and expected actual debt levels during a five-year period. The Company provides protection to meet actual exposures and does not speculate in derivatives. At December 31, 1995, the Company had a notional amount of $120 million of swaps in effect and had committed another $60 million to take effect in 1996. These swaps expire between 1996 and 2000. The amount of floating rate debt protected by the swaps ranges from $180 million to $25 million during the period outstanding with fixed rates ranging from 4.9% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the interest rate difference between the contracts' fixed rate and the then-current replacement rate. At December 31, 1995 the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a net payable of approximately $1.9 million. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

The Company has an interest rate collar on $30 million which expires on March 1, 1996. The collar is based on the three-month London Interbank Offered Rate ("LIBOR") and has a floor of 6.75% and a ceiling of 9.5%. The cost of the collar is treated as a reduction of the revolving credit debt and is being amortized as revolving credit interest expense over the term of the collar.

8.  INCOME TAXES
    ------------
Taxes on income are based on income (loss) before income taxes and cumulative effect of accounting change as follows:

- ------------------------------------------------------------------
(Thousands of dollars)
                             1995          1994           1993
- ------------------------------------------------------------------
Domestic                    $2,351       $3,470         $7,447
Foreign                        675         (449)          (894)
                            ------       ------         ------
                            $3,026       $3,021         $6,553
                            ======       ======         ======

The provision for income taxes on income before cumulative effect of accounting change consists of:

- ------------------------------------------------------------------------
(Thousands of dollars)
                                     1995           1994           1993
- ------------------------------------------------------------------------
Current:
 Federal                           $  487         $1,652         $2,320
 State                                 44            170            200
                                   ------         ------         ------
                                      531          1,822          2,520
                                   ------         ------         ------
Deferred:
 Federal                              481           (276)           286
 State                               (183)          (213)             7
 Foreign                              262           (365)          (150)
                                   ------         ------         ------
                                      560           (854)           143
                                   ------         ------         ------
Total tax provision                $1,091         $  968         $2,663
                                   ======         ======         ======

The reconciliation of tax computed at the federal statutory tax rate of 35% of income before income taxes and cumulative effect of accounting change to the actual income tax provision is as follows:

- ----------------------------------------------------------------------------------------
(Thousands of dollars)
                                               1995              1994              1993
- ----------------------------------------------------------------------------------------
Statutory tax                                $1,059           $ 1,058           $ 2,293
State income taxes net
  of federal tax benefit                        (93)              (29)              137
Increase in statutory rate
  on deferred tax items                                                             164
Other-net                                       125               (61)               69
                                             ------           -------           -------
Total tax provision                          $1,091           $   968           $ 2,663
                                             ======           =======           =======

Deferred tax liabilities (assets) as of December 31, 1995 and 1994 are comprised of the following:

- --------------------------------------------------------------------
(Thousands of dollars)                           1995         1994
- --------------------------------------------------------------------
Depreciation                                   $ 5,297      $ 5,942
Pension                                          2,250        1,730
Goodwill amortization                            1,673
                                               -------      -------
   Deferred tax liabilities                      9,220        7,672
                                               -------      -------
Postretirement benefits                           (763)        (800)
Other compensation benefits                     (1,366)        (525)
Net operating loss carryforwards
  from foreign operations                         (504)        (586)
Other-net                                       (1,000)        (714)
                                               -------      -------
   Deferred tax assets                          (3,633)      (2,625)
                                               -------      -------
Net deferred tax liability                     $ 5,587      $ 5,047
                                               =======      =======

Included in other current assets at December 31, 1995 and 1994, are net current deferred tax assets of $1.6 million and $.8 million, respectively, and at December 31, 1994 are refundable income taxes of approximately $.4 million. The Company has Canadian tax loss carryforwards of approximately $1.3 million which expire at various dates through 2001. Management expects that the realization of the deferred tax assets related to the Canadian net operating losses will result from continued improved profitability.

9.  SHAREHOLDERS' EQUITY
    --------------------
In April 1995, EML purchased from the Company 1,818,181 common shares (at a price per share of $11) and a warrant (the "Warrant") to purchase an additional 967,015 shares (at a price per share of $11). In connection with the Baxter Industrial acquisition on September 15, 1995, EML purchased

6,832,797 common shares at a price of $12.44 and exercised the Warrant, raising its beneficial ownership of the Company to 46%. In connection with the agreement to purchase such securities, EML entered into a Standstill Agreement with the Company, pursuant to which EML agreed that it and its affiliates would not, subject to certain specified exceptions, for a period of four years, increase its beneficial ownership of the Company's common shares above 49.89% without the prior consent of the Company. EML presently owns approximately 47.1% of the issued and outstanding common shares. Under the terms of the Debenture, interest is payable in common shares, at an issue price per share of $12.44, until EML's beneficial ownership reaches 49.89%. Pursuant to the Standstill Agreement, six persons nominated by EML were elected to the Company's Board of Directors, which consists of fourteen members.

During 1995, the Company retired 253,551 shares of treasury stock resulting in a $.9 million and $1.4 million reduction of additional paid-in capital and retained earnings, respectively.


Shareholder Rights Agreement
- ----------------------------
On May 20, 1988, the Company established a Shareholder Rights Agreement. The Agreement is designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares. On February 23, 1995, the Company amended the Agreement to change the definition of "Acquiring Person" to exclude any purchaser who has an agreement with the Company, executed prior to the date of acquiring 20% or more of the Company's common stock, which imposes one or more thresholds on the amount of the purchasers' ownership of the Company's common stock. The Amendment also provides that the Agreement be governed by the laws of the Commonwealth of Pennsylvania instead of the laws of the State of Delaware.

Under the Agreement, the Company has distributed a dividend of one Right for each outstanding share of the Company's stock. When exercisable, each Right will entitle its holder to buy two shares of the Company's common stock at $45.00 per share. The Rights will become exercisable if an Acquiring Person, as defined, acquires or makes an offer to acquire 20 percent of the Company's common stock. In the event that a purchaser acquires 20 percent of the common stock, each Right shall entitle the holder, other than the Acquiring Person, to purchase, at the Right's then-current full exercise price, shares of the Company's common stock having a market value of twice the then-current full exercise price of the Right. In the event that, under certain circumstances, the Company is acquired in a merger or transfers 50 percent or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the full exercise price of the Right. The Rights, which expire on May 31, 1998, may be redeemed by the Company at a price of $.005 per Right.

10.  STOCK AND INCENTIVE PROGRAMS
     ----------------------------
The Company has two stock incentive plans, the 1986 Stock Incentive Plan ("1986 Plan"), which expires in 1996, and the 1995 Stock Incentive Plan ("1995 Plan"). The Board of Directors adopted the 1995 Plan, subject to the approval of the shareholders, pursuant to which 2,000,000 common shares are available for issuance. Shares of the Company granted under these two plans are in non-qualified and incentive stock options or restricted stock awards. Under the stock incentive plans, in addition to outstanding options, 198,809 shares and 1,060,000 shares were available for issuance under the 1986 Plan and 1995 Plan, respectively, at December 31, 1995.

Restricted Stock Awards
- -----------------------
The Company's restricted stock awards provide for grants of common stock to certain directors, officers, and managers. The vesting periods range from one to eight years. The fair market value of the stock at the date of grant establishes the compensation amount, which is amortized to operations over the vesting period. During the years ended December 31, 1995, 1994 and 1993, the Company granted 52,589, 21,816 and 45,219 shares, respectively, at fair market values of approximately $.6 million, $.2 million and $.7 million, respectively.

Stock Options
- -------------
Under the 1986 Plan, options, which vest over 3 to 10 years, have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at the date of grant. Options were granted under the 1995 Plan to purchase 1,020,000 common shares (of which 80,000 were canceled) at the then-fair market value, subject to shareholder approval. The options under the 1995 Plan become exercisable at the earlier of nine years following issuance or 50% when the market value (as defined) of the Company's common stock reaches $18 per share for 20 consecutive days and 50% when the market value (as defined) reaches $21 per share for 20 consecutive days.

Changes in options outstanding were:

- ----------------------------------------------------------------
                                         Shares    Average Price
- ----------------------------------------------------------------
Outstanding at December 31, 1992          372,813      $ 7.61
 Exercised                                (14,469)       6.07
 Granted                                   59,921       13.88
 Canceled                                 (12,446)       6.90
                                        ---------      ------
Outstanding at December 31, 1993          405,819        8.61
 Exercised                                (22,007)       6.14
 Granted                                    5,000       10.00
 Canceled                                 (32,845)       7.75
                                        ---------      ------
Outstanding at December 31, 1994          355,967        8.86
 Exercised                                (47,166)       7.87
 Granted                                1,020,000       12.00
 Canceled                                 (87,200)      11.67
                                        ---------      ------
Outstanding at December 31, 1995        1,241,601      $11.28
                                        =========      ======


At December 31, 1995, there were 139,721 options exercisable at an average price of $7.71.

Savings Investment Plan
- -----------------------
The Company has a savings investment plan whereby it matches 50% of the employee's contribution up to 3% of the employee's pay. For employee contributions between 3% and 7.5% of their pay, the Company will match 50% of the contribution within prescribed limits based on the Company's profitability for the year. All Company contributions are used to buy common shares of the Company. Expenses under this plan for the years ended December 31, 1995, 1994, and 1993, were $.7 million, $.6 million and $.5 million, respectively.

Employee Stock Ownership Plan
- -----------------------------
In September 1990, the Company established an employee stock ownership plan
(ESOP) by, in effect, contributing 400,000 treasury shares ($2.9 million fair value) to the ESOP of which 157,560 shares are allocated to participants at December 31, 1995. All full-time and part-time employees, except certain union employees, are eligible to participate in the plan.

The ESOP shares will be allocated equally to individual participants' accounts over a period up to ten years. Vesting occurs equally over an employment period of five years at which time the employee is 100% vested in the plan. The total number of shares to be allocated in a year is the higher of an amount based on the Company's profitability or the minimum allocation required per the ESOP agreement. Expenses are recognized based on shares allocated for the year and have been reduced for dividends paid on unallocated shares.


11.  POSTRETIREMENT BENEFITS
     ------------------------
Pension Plans
- -------------
The Company has two defined benefit pension plans covering substantially all of its domestic employees, except for employees covered by independently operated collective bargaining plans. Pension benefits are based on years of credited service and the highest five consecutive years' average compensation. Contributions to the Company plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).

The total VWR plans' funding status and the amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994, are:

- ----------------------------------------------------------------------------
(Thousands of dollars)                           1995       1994
- ----------------------------------------------------------------------------
Actuarial present value of plan benefit
  obligations:

  Vested benefit obligation                     $ 38,237   $ 30,166
  Nonvested benefit obligation                     1,209      1,254
                                                --------   --------
  Accumulated benefit obligation                $ 39,446   $ 31,420
                                                ========   ========
Projected benefit obligation                    $ 45,232   $ 35,972
Plan assets at fair value                        (43,172)   (33,313)

                                                --------   --------
Projected benefit obligation in
  excess of plan assets                         $  2,060   $  2,659
Prior service costs not yet recognized
  in net periodic pension cost                       594        699
Unrecognized net transition obligation              (269)      (333)
Unrecognized actuarial loss                       (7,351)    (6,901)
                                                --------   --------
Prepaid pension expense included in
  consolidated balance sheets                   $ (4,966)  $ (3,876)
                                                ========   ========

The assets of the Company plans consist primarily of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.


Net pension expense under the Company plans includes the following components:

- -------------------------------------------------------------
(Thousands of dollars)             1995      1994      1993
- -------------------------------------------------------------

Service cost (benefits earned
 during the year)                $ 1,353   $ 1,516   $ 1,252
Interest cost on projected
 benefit obligation                3,051     2,922     2,758
Actual return on plan assets      (9,501)     (116)   (3,412)
Net amortization and deferral      6,342    (2,714)      682
                                 -------   -------   -------
Net pension expense              $ 1,245   $ 1,608   $ 1,280
                                 =======   =======   =======
The assumptions used were:
 Discount rate                      7.50%     8.75%     7.75%
 Rate of increase in
  compensation levels                  4%        4%        4%
 Expected long-term rate of
  return on plan assets               10%       10%       10%

The Company maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan in 1995, 1994 and 1993 were approximately $.1 million, $.2 million and $.3 million, respectively.

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans for each of the years ended December 31, 1995, 1994 and 1993, were $.3 million, $.2 million and $.2 million, respectively, as determined in accordance with negotiated labor contracts.

Retiree Medical Benefits Program
- --------------------------------
The Company provides certain medical benefits for retired employees. In 1993, the Company adopted SFAS No. 106,"Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the calculated liability resulting in a one-time non-cash charge to income of approximately $1.4 million, net of a deferred tax benefit of approximately $.9 million.

Employees retired as of December 31, 1992 and active employees who reached age 55 by December 31, 1992 are eligible to participate in the Company's retiree health plan (the "Plan"). There are also certain provisions for participation by spouses. The Plan is contributory, with retiree contributions based on years of service, and includes other co-payment and co-insurance provisions.

The Company does not fund the Plan. The liability of the Plan at December 31, 1995 and 1994 is as follows:

(Thousands of dollars)
                                                      1995     1994
Accumulated postretirement benefit obligation:        ----     ----
  Retirees                                           $1,994   $1,486
  Eligible active participants                           65      184
  Other active participants                              70       22
  Unrecognized net gain (loss)                         (206)     307
                                                     ------   ------
Accrued postretirement benefit obligation            $1,923   $1,999
                                                     ======   ======

The net periodic postretirement benefit cost includes the following components:

                                           1995    1994     1993
                                           ----    ----     ----
  Service cost                           $    4  $    6   $    7
  Interest cost                             162     139      174
  Net amortization and deferral                      (3)
                                         ------  ------   ------
                                         $  166  $  142   $  181
                                         ======  ======   ======

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 10% through 1996 declining 1% per year to a level of 5.4% in 2001 and thereafter. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 9%; the annual service and interest cost components in the aggregate would not be materially affected. A 7.5% discount rate was used in determining the accumulated postretirement benefit obligation at December 31, 1995 and 8.75% was used at December 31, 1994.

12.  LEASES
     ------
The Company leases office and warehouse space, computer equipment, and automobiles under operating leases, certain of which extend up to 19 years, subject to renewal options.

Rental expense was approximately $5.4 million for the year ended December 31, 1995 and $5.2 million for the years ended December 31, 1994 and 1993.

Future minimum lease payments as of December 31, 1995, under noncancelable operating leases having initial lease terms of more than one year are:

- ------------------------------------------------------------------------------
Years Ending December 31
(Thousands of dollars)
- ------------------------------------------------------------------------------
1996                                                                   $ 6,216
1997                                                                     5,410
1998                                                                     4,765
1999                                                                     3,919
2000                                                                     3,561
Thereafter                                                              25,094
                                                                        ------
Total minimum payments                                                 $48,965
                                                                        ======

13.  CONTINGENCIES AND COMMITMENTS
     -----------------------------
The Company is involved in various environmental, contractual, and product liability cases and claims, which are considered routine to the Company's business. In the opinion of management, the potential financial impact of these matters is not material to the consolidated financial statements.

Litigation relating to the issuance by VWR of the shares sold to EML and the Debenture was commenced in the Delaware Court of Chancery in July 1995 against VWR, VWR's President and Chief Executive Officer, seven members of VWR's Board of Directors and EML. In the complaint, the plaintiff seeks to have the action certified as a class action, to enjoin VWR from consummating the issuance of the shares sold to EML and the Debenture, and to obtain an award of compensatory and other damages. In addition, the plaintiff, on behalf of the shareholders, seeks an order that the Director defendants take appropriate measures to maximize shareholder value, including, without limitation, creating an active auction for VWR.

VWR believes that this suit is without merit and VWR, EML and the individual defendants intend to vigorously defend this action. On September 15, 1995, VWR and the individual defendants filed motions to dismiss this action on both procedural and substantive grounds.

14.  MATERIAL AGREEMENTS
     -------------------

Services Agreement
- ------------------
On September 15, 1995, the Company entered into a Services Agreement with Baxter Healthcare that provides for an orderly transfer of the Baxter Industrial business to the Company. Under the Services Agreement, Baxter Healthcare is required to continue to provide the same type of services to the customers of the Baxter Industrial business as it had provided prior to VWR's completion of the Baxter Industrial acquisition. Such services include order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment.

While the term of the Services Agreement is for two years, upon prior notice, the Company may direct Baxter Healthcare to discontinue the provision of services in any particular region. No service fees were payable for services under the Services Agreement during the first three months of the term of such agreement. The Company is required to make monthly payments during the remaining term of the Services Agreement to Baxter Healthcare at the rate of 5.5% of the total sales to customers of the Baxter Industrial business which are serviced by Baxter Healthcare; provided, however, the Company is obligated to pay a minimum of $18.6 million to Baxter Healthcare during the first fifteen months of such agreement. During 1995, the Company expensed $6.6 million under the Services Agreement using an effective-rate method. Upon the cessation of services by Baxter Healthcare at a particular facility, the Company is required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment held by Baxter Healthcare for sale to customers of the Baxter Industrial business.

Distribution Agreement
- ----------------------
On September 15, 1995, the Company entered into a Distribution Agreement with Baxter Healthcare pursuant to which Baxter Healthcare has granted to the Company the right to sell and distribute for non-patient use (anywhere except in Canada and Japan) certain products and accessories manufactured by Baxter Healthcare and its affiliates. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements for each of the five years of the Distribution Agreement are as follows: Year 1 - $63 million; Year 2 - $74 million; Year 3 - $82 million; Year 4 -$89 million; and Year 5 - $96 million. During 1995, purchases under this agreement were $14 million.

15.  JOINT VENTURE
     -------------
On January 1, 1994, the Company formed a joint venture with Merck KGaA of Germany and acquired an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany. VWR has exercised its right under the agreement to sell its interest. The sale was closed in February 1996 at no gain or loss to the Company and the $2.9 million investment has been included in other receivables at December 31, 1995.

16.  RESTRUCTURING AND OTHER CHARGES
     -------------------------------
In December 1994, the Company made the decision to consolidate certain sales offices and functions. As a result, the Company incurred in 1995 approximately $1.2 million in charges which were primarily for severance and other personnel-related costs. Due to the effects of the Baxter Industrial acquisition, the Company is not able to measure the benefits related to these costs which are classified as operating expenses.

In the fourth quarter of 1993, the Company made the decision to refocus certain information systems' efforts into customer service systems and to take actions that would reduce operating expenses. As a result of this effort, the Company recorded a $3.3 million charge which included non-cash charges of $1.3 million (primarily for software development costs that did not have continuing value) and $2 million related to the consolidation of functions and facilities which consisted primarily of severance and other personnel-related costs. All of the Company's contemplated actions were completed during 1994.

17.  FOREIGN AND DOMESTIC OPERATIONS
     -------------------------------
For the years ended December 31, 1995 and 1993, sales and identifiable assets attributable to the Canadian operations were less than 10% of the Company's totals in each category. At December 31, 1994, identifiable assets of the Company's Canadian operations were $28 million. Approximately half of the Canadian assets at December 31, 1994 were attributable to the Canlab acquisition on October 31, 1994. Because Canlab's operations are reflected in the consolidated totals for only two months in 1994, net sales and operating income
(loss) of the Canadian operations were in each case less than 10 percent of the consolidated total for such amounts.

18.  QUARTERLY FINANCIAL DATA (Unaudited)

- --------------------------------------------------------------------------------

(Thousands of dollars,                Gross      Operating     Net     Earnings
except per share data)      Sales     Margin       Income    Income   (Loss) Per
                                                             (Loss)     Share
- --------------------------------------------------------------------------------
Year Ended - December 31, 1995

   First Quarter          $146,376    $ 30,932    $ 2,405   $  560      $  .05
   Second Quarter          144,810      32,050      2,513      719         .06
   Third Quarter           170,979      38,943      5,076    1,312         .09
   Fourth Quarter          256,519      57,194      7,835     (656)       (.03)
                          --------    --------    -------   ------      ------
Total                     $718,684    $159,119    $17,829   $1,935      $  .13*
                          ========    ========    =======   ======      ======

Year Ended - December 31, 1994

   First Quarter          $122,044    $ 26,506    $ 1,418   $  183      $  .02
   Second Quarter          130,896      26,916      1,937      516         .05
   Third Quarter           145,562      30,861      4,218    2,128         .19
   Fourth Quarter          136,677      28,915        585     (774)       (.07)
                          --------    --------    -------   ------      ------
Total                     $535,179    $113,198    $ 8,158   $2,053      $  .18*
                          ========    ========    =======   ======      ======

Note: The quarterly results of operations are impacted by the Baxter Industrial acquisition in September 1995 and the Canlab acquisition in October 1994. Third and fourth quarter 1995 amounts include Baxter Industrial acquisition-related expenses of $2,067 and $1,694, respectively. Fourth quarter 1994 amounts include Canlab acquisition-related expenses of $916.

* The sum of the quarterly earnings (loss) per share does not equal the total earnings per share due to different weighted average share amounts outstanding for quarterly and annual reporting purposes.

REPORT OF INDEPENDENT AUDITORS
- ------------------------------
To the Shareholders of VWR Scientific Products Corporation:

We have audited the consolidated balance sheets of VWR Scientific Products Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VWR Scientific Products Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.

                                          BY (SIGNATURE)



                                          ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 20, 1996

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
- ------    --------------------------------------------------------------
          None


PART III.
- --------
The following information contained in the Company's definitive Proxy Statement mailed to Shareholders on or about March 15, 1996, is incorporated by reference.

ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------    ---------------------------------------------------
Section captioned "Election of Directors" on pages 2, 3, and 4.

(Information regarding executive officers of the Company is included in Part I of this Form 10-K.)

ITEM 11. - EXECUTIVE COMPENSATION
- -------    ----------------------
Section "Fees to Directors and Committees of the Board" on page 5, and information on pages 9-12.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------    ----------------------------------------------------------
Table captioned "Ownership of VWR Scientific Products Corporation Common Shares" on page 4 and related footnotes.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------    ----------------------------------------------
           None

PART IV.
- -------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------   ------------------------------------------------------------
(a)(1)     Financial Statements

The following financial statements have been included as part of this report:

                                                      Form 10-K
                                                        Page
                                                      ---------
Consolidated Statements of Operations                     22
Consolidated Balance Sheets                               23
Consolidated Statements of Cash Flows                     25
Consolidated Statements of Shareholders' Equity           27
Notes to Consolidated Financial Statements                30
Report of Independent Auditors                            48

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

10(d) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrant's Form 8-K dated September 15, 1995. (1)


10(e) Change of Control agreement between VWR Corporation and
      Paul J. Nowak; incorporated by reference to Exhibit 10 of the Registrant's Form 10-K Report for the year ended December 31, 1992. (1)

10(f) VWR Corporation Executive Bonus Plan dated January 1, 1990;
      incorporated by reference to Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1991. (1)

10(g) VWR Corporation Supplemental Benefits Plan dated November 1,
      1990; incorporated by reference to Exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1991. (1)

11    Computation of Per Share Earnings

21    Subsidiaries of the Company

23    Consent of Independent Auditors

24    Power of Attorney

27 Financial Data Schedule for year ended December 31, 1995. (Submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).

  (1) May be deemed a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VWR SCIENTIFIC PRODUCTS CORPORATION

Date                                      BY (SIGNATURE)


                                          /s/ Jerrold B. Harris,
                                          President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant in the capacities and on the dates indicated.



Date                                      BY (SIGNATURE)



                                           /s/ David M. Bronson
                                           Senior Vice President Finance
                                          (Principal Financial and
                                           Accounting Officer)

   DIRECTORS
James W. Bernard
Richard E. Engebrecht
Jerrold B. Harris
Curtis P. Lindley                         BY (SIGNATURE)
Edward A. McGrath, Jr.
Donald P. Nielsen
N. Stewart Rogers                         /s/ Jerrold B. Harris
James H. Wiborg                           Attorney-in-fact
Walter W. Zywottek                        Power of Attorney
Stephen J. Kunst                          dated February 28, 1996
Max J. Walser
Wolfgang Honn                             Date:
Harald J. Schroeder
Alfred Koch

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                      -----------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
                            (Thousands of dollars)

                        Balance at  Charged to                         Balance
                        Beginning   Costs and                          at End
Description             of Year     Expenses    Deductions (1)  Other  of Year
- -----------             ----------  ----------  --------------  -----  -------
Allowances for losses
  (deducted from trade
  receivables) for:


Year Ended
  December 31, 1995        $619        $876          $756                 $739
                            ===         ===           ===                  ===


Year Ended
  December 31, 1994        $259        $656          $554        $258(2)  $619
                            ===         ===           ===         ===      ===


Year Ended
  December 31, 1993        $222        $377          $340                 $259
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