Form 10-Q
period 1996-03-31
VWR SCIENTFIC PRODUCTS CORP
filed 1996-05-15
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR SCIENTIFIC PRODUCTS CORPORATION
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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

          Class                                  Outstanding at April 30, 1996
- ------------------------------------------------------------------------------
Common stock, par value $1.00                        21,442,591 shares

VWR SCIENTIFIC PRODUCTS CORPORATION

INDEX
- -----

                                                              Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
      March 31, 1996 and December 31, 1995                      3

     Condensed Consolidated Statements of Operations
       Three Months Ended March 31, 1996 and 1995               4

     Condensed Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1996 and 1995               5

     Notes to Condensed Consolidated Financial Statements       7

     Item 2 - Management's Discussion and Analysis of
     Results of Operations and Financial Condition              9


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                 12


SIGNATURES                                                     13

INDEX                                                          14

EXHIBIT                                                        15

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                          March 31, 1996    December 31, 1995
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Receivables                                  $156,930            $139,796
Inventories                                    74,058              53,247
Other                                          10,463              11,390
                                             --------            --------
Total current assets                          241,451             204,433

Property and equipment-net                     40,877              37,648
Excess of cost over net assets
 of businesses acquired and other assets      373,860             379,391
                                             --------            --------
                                             $656,188            $621,472
                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in bank   $ 12,703            $  1,748
Current portion of long-term debt              21,250              20,000
Accounts payable and other                    110,026              94,745
                                             --------            --------
Total current liabilities                     143,979             116,493

Long-term debt                                334,797             334,327
Deferred income taxes and other                10,605              10,563
Shareholders' equity                          166,807             160,089
                                             --------            --------
                                             $656,188            $621,472
                                             ========            ========


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- ------------------------------------------------------------------------------
(Thousands of dollars,                     Three Months Ended March 31,
except per-share data)                         1996            1995
- --------------------------------------------------------------------------

Sales                                         $276,458        $146,376
Cost of sales                                  214,189         115,444
                                              --------        --------
Gross margin                                    62,269          30,932

Operating expenses                              43,738          26,061
Depreciation and amortization                    5,045           2,466
Acquisition-related charges                      1,188
                                              --------        --------
Total operating expenses                        49,971          28,527

Operating income                                12,298           2,405
Interest expense and other                       8,781           1,487
                                              --------        --------
Income before income taxes                       3,517             918
Income taxes                                     1,407             358
                                              --------        --------
Net Income                                    $  2,110        $    560
                                              ========        ========

Earnings per share                            $   0.10        $   0.05

Weighted average number of
 common shares outstanding-(thousands)          21,600          11,103



Certain prior year amounts have been reclassified to conform to the current years presentation.


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- ------------------------------------------------------------------------------
                                              Three Months Ended March 31,
(Thousands of dollars)                            1996              1995
- ------------------------------------------------------------------------------
Operating Activities

Net income                                      $ 2,110           $   560
Adjustments to reconcile net income to
  cash used by operating activities:
  Depreciation and amortization,
    including debt issuance cost amortization     5,426             2,466
  Provision for acquisition-related charges,
    net of payments                                (287)
  Payment in stock for interest on debenture      4,376
  Changes in assets and liabilities, net of
    purchase accounting adjustments:
    Receivables                                 (17,896)          (10,898)
    Inventories                                 (20,811)           (6,086)
    Other current assets                            966            (1,237)
    Accounts payable and other                   14,957            13,004
                                               --------          --------
Cash used by operating activities               (11,159)           (2,191)
                                               --------          --------
Investing Activities

Additions to property and equipment              (4,685)             (533)
Sale of joint venture investment                  2,881
Other                                               123              (496)
                                               --------          --------
Cash used by investing activities                (1,681)           (1,029)
                                               --------          --------
Financing Activities

Proceeds from long-term debt                     39,400            34,756
Repayment of long-term debt                     (37,680)          (37,078)
Cash dividends                                                       (442)
Net change in bank checks outstanding            10,955             6,119
Proceeds from exercise of stock options              75
Other                                                90              (135)
                                               --------          --------
Cash provided by financing activities            12,840             3,220
                                               --------          --------
Net change in cash                                    0                 0
Cash at beginning of year                             0                 0
                                                --------          --------
Cash at end of year                             $     0           $     0
                                                ========          ========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
   Interest                                      $2,699           $ 1,426

   Income taxes                                      30               (61)
See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation (VWR SP or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K for further information.

New Accounting Standards
- ------------------------

In January 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the Company upon the adoption of SFAS 121.

SFAS No. 123, Accounting for Stock Based Compensation, is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, Accounting for Stock Issued to Employees. The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by SFAS 123 in the December 31, 1996 notes to the consolidated financial statements.

2.  DIVIDENDS
    ---------

For the three months ended March 31, 1995, a dividend of $.04 per share was paid. Under the terms of the Companys credit facility, the Company is prohibited from paying dividends during the term of the credit facility.

3.  INVENTORY PRICING
    -----------------

Inventory valued using the LIFO method comprised approximately 86% of inventory at March 31, 1996 and 81% at December 31, 1995. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at March 31, 1996 and December 31, 1995 were approximately $30.8 million and $28.7 million, respectively, less than current cost.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- -----------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) for the year ended December 31, 1995 and Managements Discussion and Analysis included in the Companys 1995 annual report on Form 10-K.

Results of Operations
- ---------------------

1996 results have been impacted by the acquisition of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International, on September 15, 1995.

Sales increased by 88.9% in 1996 to $276.5 million primarily due to the Baxter Industrial acquisition, however, VWR SP also experienced growth in its existing business.

The gross margin percentage increased from 21.1% in 1995 to 22.5% in 1996. Selling margins have been favorably impacted by internal programs in VWR SPs Domestic and Canadian businesses.

Total operating expenses, excluding acquisition-related charges, decreased as a percentage of sales from 19.5% in 1995 to 17.6% in 1996. The Baxter Industrial acquisition has increased the volume of business without a proportionate increase in administrative expenses. Depreciation and amortization expense has increased primarily as a result of amortization of the excess of cost over net assets of business acquired resulting from the Baxter Industrial acquisition. Acquisition-related expenses consist primarily of relocation and transition expenses directly attributable to the Baxter Industrial acquisition.

Interest expense and other increased in 1996 primarily due to the effect of the debt incurred for the Baxter Industrial acquisition. In order to partially fund the Baxter Industrial acquisition, the Company issued a $135 million Subordinated Debenture (Debenture) to EM Laboratories (EML), an affiliate of Merck KGaA, Germany, and incurred incremental borrowings under a new Credit Facility of approximately $170 million.

Earnings per share in 1996 reflect the shares issued to affiliates of EML in 1995, as well as shares issued as interest payments on the Debenture in 1995 and 1996.

Financial Condition and Liquidity
- ---------------------------------

The Companys current ratio was 1.7 at March 31, 1996 as compared to 1.8 at December 31, 1995. The increase in accounts receivable is due to increases in sales during the latter part of the first quarter of 1996. The increases in inventory and accounts payable are primarily due to stocking of inventory as part of the transition of the Baxter Industrial business to VWR SP operations.

In the first quarter of 1996, operating activities used $11 million of cash flow. Under the terms of the Services Agreement with Baxter Healthcare, the Company does not pay for inventory for Baxter Industrial sales until the items are shipped. As the Baxter Industrial business has been transitioned to VWR SP facilities on a regional basis, the Company has been required to carry additional inventory. In addition, the Company has increased inventory levels in advance of the transition of locations in order to service the business without interruption to the customer.

During the period over the next nine to twelve months, as servicing of former Baxter Industrial customers is moved by VWR SP into its facilities, the Company will be required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment for sale to customers of the Baxter Industrial business held by Baxter Healthcare. Inventory on-hand at Baxter Healthcare for sale to Baxter Industrial customers was approximately $38 million at March 31, 1996.

In connection with the Baxter Industrial acquisition, the Company entered into a five-year Distribution Agreement with Baxter Healthcare. The Distribution Agreement provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare an amount equal to any such deficiency. The minimum requirement for the agreements fiscal year ended September 30, 1996 is $63 million. During the six months ended March 31, 1996, purchases under this agreement were $29 million. The Company expects that such minimums will be met.

The Company has a $285 million Credit Facility which consists of a five-year amortizing term loan in the original principal amount of $135 million ("Term Loan") and a revolving line of credit (Revolver) in an amount not to exceed $150 million. Approximately $90 million was outstanding at March 31, 1996 under the Revolver.

Under the terms of the Debenture, interest is payable quarterly at 13% per annum, but until such time as EML and its affiliates own 49.89% of the aggregate number of issued and outstanding common shares, interest shall be payable solely in common shares at a price of $12.44 per share. During the first quarter of 1996, the Company issued 351,726 shares to EML and its affiliates. At March 31, 1996, EML and its affiliates owned 47.9% of the issued and outstanding common shares.

While management believes the Baxter Industrial acquisition enhances the potential to increase shareholder value, the achievement of such an increase is dependent upon various factors including: a successful and timely integration of the business into VWR SPs infrastructure; realization of expected operating efficiencies; retention of the combined customer base; satisfying the obligations under the Distribution Agreement; the providing of distribution services by Baxter Healthcare under the Services Agreement; general state of economic growth in the U.S.; competitive and pricing pressures; and changes in prices paid to manufacturers for distributed products.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected actual debt levels during a five-year period. The Company had an interest rate collar agreement which expired in the first quarter of 1996. The Company provides protection to meet actual exposures and does not speculate in derivatives.

The Companys use of swaps and collars for interest rate protection increased interest expense by $0.3 million and $0.1 million in 1996 and 1995, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility. At March 31, 1996, the Company had a notional amount of $120 million of swaps in effect.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility. In addition, management estimates that acquisition-related expenses totaling $2 million to $3 million will be incurred in the remainder of 1996.

OTHER INFORMATION
- -----------------

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 11--Computation of Earnings per Share

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b.  None

SIGNATURES
- ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                         AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
DATE                    May 14, 1996

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION                          PAGE
- --------------                   -----------                          ----

     11                  Computation of Earnings per Share              14

     27                  Financial Data Schedule
                         (submitted only in electronic format)