Form 10-Q
period 1996-06-30
VWR SCIENTFIC PRODUCTS CORP
filed 1996-08-13
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

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

Registrants telephone number (610-431-1700)
                              --------------

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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of July 31, 1996.

          Class                                  Outstanding at July 31, 1996
- ------------------------------------------------------------------------------
Common stock, par value $1.00                        21,808,182 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                          June 30, 1996    December 31, 1995
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Receivables                                  $161,709            $139,796
Inventories                                    89,901              53,247
Other                                          10,684              11,390
                                             --------            --------
Total current assets                          262,294             204,433

Property and equipment-net                     49,614              37,648
Excess of cost over net assets
 of businesses acquired and other assets      372,042             379,391
                                             --------            --------
                                             $683,950            $621,472
                                             ========            ========

LIABILITIES AND SHAREHOLDERS EQUITY

Bank checks outstanding, less cash in bank    $ 7,760            $  1,748
Current portion of long-term debt              22,500              20,000
Accounts payable and other                    101,475              94,745
                                             --------            --------
Total current liabilities                     131,735             116,493

Long-term debt                                367,050             334,327
Deferred income taxes and other                10,684              10,563
Shareholders equity                          174,481             160,089
                                             --------            --------
                                             $683,950            $621,472
                                             ========            ========


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- ------------------------------------------------------------------------------

                                 Three Months             Six Months
(Thousands of dollars,           Ended June 30,          Ended June 30,
except per-share data)          1996        1995        1996        1995
                              --------------------    ---------------------

Sales                         $278,961    $144,810    $555,419    $291,186
Cost of Sales                  215,812     112,760     430,164     228,204
                              --------    --------    --------    --------
Gross Margin                    63,149      32,050     125,255      62,982

Operating Expenses              42,185      26,542      85,760      52,603
Depreciation and amortization    4,854       2,995       9,899       5,461
Acquisition-related charges      1,845           0       3,033           0
                              --------    --------    --------    --------
Total operating expenses        48,884      29,537      98,692      58,064

Operating Income                14,265       2,513      26,563       4,918
Interest Expense                 9,145       1,334      17,926       2,821
                              --------    --------    --------    --------
Income before Income Taxes       5,120       1,179       8,637       2,097

Income Taxes                     2,047         460       3,454         818
                              --------    --------    --------    --------
Net Income                    $  3,073    $    719    $  5,183    $  1,279
                              ========    ========    ========    ========

Earnings per share:           $   0.14    $   0.06    $   0.24    $   0.11

Weighted average number of
 common shares outstanding-
 (thousands)                    22,074      12,729      21,865      11,916



Certain prior period amounts have been reclassified to conform to the current periods presentation.

See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- ------------------------------------------------------------------------------
                                                Six Months Ended June 30,
(Thousands of dollars)                            1996              1995
- ------------------------------------------------------------------------------
Operating Activities

Net income                                      $ 5,183           $ 1,279
Adjustments to reconcile net income to
  cash used by operating activities:
  Depreciation and amortization,
    including debt issuance cost amortization    10,587             5,461
  Provision for acquisition-related charges,
    net of payments                                (537)
  Payment in stock for interest on debenture      8,799
  Changes in assets and liabilities:
    Receivables                                 (23,206)           (8,318)
    Inventories                                 (36,654)          (10,585)
    Other current assets                            143            (2,042)
    Accounts payable and other                    6,501             7,309
                                               --------          --------
Cash used by operating activities               (29,184)           (6,896)
                                               --------          --------
Investing Activities

Additions to property and equipment, net        (15,274)           (1,502)
Sale of joint venture investment                  2,881
Other                                               142            (2,398)
                                               --------          --------
Cash used by investing activities               (12,251)           (3,900)
                                               --------          --------
Financing Activities

Proceeds from long-term debt                    108,603            75,341
Repayment of long-term debt                     (73,380)          (87,917)
Proceeds from issuance of common stock                             20,000
Cash dividends                                                       (958)
Net change in bank checks outstanding             6,012             4,397
Proceeds from exercise of stock options             229                51
Other                                               (29)             (118)
                                               --------          --------
Cash provided by financing activities            41,435            10,796
                                               --------          --------
Net change in cash                                    0                 0
Cash at beginning of period                           0                 0
                                               --------          --------
Cash at end of period                          $      0          $      0
                                               ========          ========

Supplemental disclosures of cash flow information:
Cash paid during period for:
   Interest                                      $8,401           $ 2,789

   Income taxes                                     798               362

In 1995, a capital lease obligation of approximately $1.4 million was incurred.
See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation (VWR SP or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996. Refer to the consolidated financial statements and footnotes thereto included in the Companys 1995 annual report on Form 10-K for further information.

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

SFAS No. 123, Accounting for Stock-Based Compensation, is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, Accounting for Stock Issued to Employees. The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by SFAS 123 in the December 31, 1996 notes to the consolidated financial statements.

2.  DIVIDENDS
    ---------

For the six months ended June 30, 1995, dividends of $.08 per share were paid. The Company has been prohibited from paying dividends under the terms of its current Credit Facility.

3.  INVENTORY PRICING
    -----------------

Inventory valued using the LIFO method comprised approximately 87% of inventory at June 30, 1996 and 81% at December 31, 1995. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at June 30, 1996 and December 31, 1995 were approximately $30.7 million and $28.7 million, respectively, less than current cost.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION
- -----------------------------------------------------------------------

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

Sales increased by 92.6% to $279.0 million for the second quarter of 1996 and by 90.7% to $555.4 million on a year-to-date basis over the corresponding period in 1995 primarily due to the Baxter Industrial acquisition. VWR SP also experienced growth in its existing business.

The gross margin percentage increased from 22.1% in the second quarter of 1995 to 22.6% in the second quarter of 1996. For the six months ended June 30, gross margins have increased from 21.6% in 1995 to 22.6% in 1996. Gross margins have been favorably impacted by internal programs in VWR SPs Domestic and Canadian businesses.

Total operating expenses, excluding acquisition-related charges, decreased as a percentage of sales for the second quarter from 20.4% in 1995 to 16.9% in 1996. For the six months, the ratio decreased from 19.9% to 17.2%. The Baxter Industrial acquisition has increased the volume of business without a proportionate increase in administrative expenses. Depreciation and amortization expense has increased primarily as a result of amortization of the excess of cost over net assets of business acquired resulting from the Baxter Industrial acquisition. Acquisition-related expenses consist primarily of relocation, transition, and severance expenses directly attributable to the Baxter Industrial acquisition.

Interest expense and other increased for both the second quarter and for the six month period in 1996 primarily due to the effect of the debt incurred for the Baxter Industrial acquisition. In order to partially fund the Baxter Industrial acquisition, the Company issued a $135 million Subordinated Debenture (Debenture) to EM Laboratories, Incorporated (EML), an affiliate of Merck KGaA, Germany, and incurred incremental borrowings under a new Credit Facility of approximately $170 million. Interest expense increased from the first quarter to the second quarter of 1996 due to working capital requirements for the transition of the Baxter Industrial business into VWR SP facilities.

Earnings per share in 1996 reflect the full year effect of the shares issued to affiliates of EML in 1995, as well as shares issued as interest payments on the Debenture in 1995 and 1996.

Financial Condition and Liquidity
- ---------------------------------

The Companys current ratio was 2.0 at June 30, 1996 as compared to 1.8 at December 31, 1995. The increase in accounts receivable is due to increases in sales during 1996 and the transition of the Baxter Industrial business into VWR SP. The increases in inventory and accounts payable are primarily due to stocking of inventory related to the transition of the Baxter Industrial business to VWR SP operations.

In the first half of 1996, operating activities used $29 million of cash flow. To the extent that the Company is operating under the terms of the Services Agreement with Baxter Healthcare, the Company does not pay for inventory for Baxter Industrial sales until the items are shipped to VWR SP customers. As the Baxter Industrial business has been transitioned to VWR SP facilities on a regional basis, the Company has increased inventory levels in advance of the transition of locations in order to service the customers without interruption.

During the period over the next six to nine months, as servicing of former Baxter Industrial customers continues to be moved by VWR SP into its facilities, the Company will be required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment for sale to customers of the Baxter Industrial business held by Baxter Healthcare. Inventory on-hand at Baxter Healthcare for sale to Baxter Industrial customers was approximately $25 million at June 30, 1996.

In connection with the Baxter Industrial acquisition, the Company entered into a five-year Distribution Agreement with Baxter Healthcare. The Distribution Agreement provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare an amount equal to any such deficiency. The minimum requirement for the agreements fiscal year ended September 30, 1996 is $63 million. During the nine months ended June 30, 1996, purchases under this agreement were $44 million. The Company expects that such minimums will be met.

While management believes the Baxter Industrial acquisition enhances the potential to increase shareholder value, the achievement of such an increase is dependent upon various factors including: a successful and timely integration of the business into VWR SPs infrastructure; realization of expected operating efficiencies; retention of the combined customer base; satisfying the obligations under the Distribution Agreement; the providing of distribution services by Baxter Healthcare under the Services Agreement; the general state of economic growth in the U.S.; and competitive and pricing pressures.

The Company has a $285 million Credit Facility which consists of a five-year amortizing term loan in the original principal amount of $135 million (Term
Loan) and a revolving line of credit (Revolver) in an amount not to exceed $150 million. Approximately $127 million was outstanding at June 30, 1996 under the Revolver.

Under the terms of the Debenture, interest is payable quarterly at 13% per annum, but until such time as EML and its affiliates own 49.89% of the aggregate number of issued and outstanding common shares, interest shall be payable solely in common shares valued at $12.44 per share. During 1996, the Company has issued 707,318 shares to EML and its affiliates. At June 30, 1996, EML and its affiliates owned 48.7% of the issued and outstanding common shares.

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

The Companys use of swaps and collars for interest rate protection increased interest expense by $0.4 million and $0.1 million for the first six months of 1996 and 1995, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility. At June 30, 1996, the Company had a notional amount of $180 million of swaps in effect.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility. In addition, management estimates that acquisition-related expenses totaling $2 million to $3 million will be incurred during the remainder of the transition of the Baxter Industrial business into VWR SP.
The approximately $2 million increase in the Companys estimate of total acquisition-related expenses reflects fine tuning of the Companys operating structure and reallocation of resources to ensure that the economies of the acquisition are achieved.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Litigation relating to the issuance by VWR SP of Common Shares and Debenture sold to EM Laboratories, Incorporated (EML) was commenced in the Delaware Court of Chancery in July 1995 against VWR SP, VWR SPs President and Chief Executive Officer, seven members of VWR SPs Board of Directors and EML. In the complaint, the plaintiff, Donald W. Alexander, sought, among other things, to have the action certified as a class action, to enjoin VWR SP from consummating the issuance of the Common Shares and the Debenture, and to obtain an award of compensatory and other damages.

On July 24, 1996, the Delaware Court of Chancery entered an order dismissing the action without prejudice, without the payment of any compensation by any of the defendants to plaintiff or plaintiffs counsel. The order was entered on the basis of a Stipulation and Order of Dismissal filed by plaintiffs counsel.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 16, 1996. At the meeting, shareholders were asked a) to elect four directors for three year terms, b) to consider and vote on a proposal to approve the Companys 1995 Stock Incentive Plan, and c) to ratify the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1996.

   a)  The following is a summary of the votes for elected directors:

       Nominee                     Votes For        Votes Withheld
       James W. Bernard            18,666,917         268,818
       Richard E. Engebrecht       18,798,664         137,071
       Stephen J. Kunst            18,804,675         131,060
       Dieter Janssen              18,804,674         131,061

   b) The following is a summary of the votes on the proposal to approve the Companys 1995 Stock Incentive Plan:

       Votes For     Votes Against     Abstentions    Broker Non-Votes
       16,827,781       875,211          229,128          907,650

   c) The following is a summary of the votes on the proposal regarding Ernst & Young LLP:

       Votes For     Votes Against     Abstentions
       18,841,033        33,806           60,897

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 11--Computation of Earnings per Share

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b. No reports on Form 8-K were filed during the three-month period ended June 30, 1996

SIGNATURES
- ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                         AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
DATE                    August 13, 1996

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION                          PAGE
- --------------                   -----------                          ----

     11                  Computation of Earnings Per Share              15


     27                  Financial Data Schedule
                         (submitted only in electronic format)