Form 10-Q
period 1996-09-30
VWR SCIENTFIC PRODUCTS CORP
filed 1996-11-14
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR SCIENTIFIC PRODUCTS CORPORATION
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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

          Class                              Outstanding at October 31, 1996
------------------------------------------------------------------------------
Common stock, par value $1.00                        22,172,275 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                        September 30, 1996   December 31, 1995
(Thousands of dollars)                      (Unaudited)
                                        ------------------   -----------------

ASSETS

Trade receivables                            $163,766            $134,917
Other receivables                               7,714               4,879
Inventories                                   102,896              53,247
Other                                           9,081              11,390
                                             --------            --------
Total current assets                          283,457             204,433

Property and equipment-net                     52,463              37,648
Excess of cost over net assets
 of businesses acquired and other assets      372,178             379,391
                                             --------            --------
                                             $708,098            $621,472
                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in bank   $  8,598            $  1,748
Current portion of long-term debt              20,000              20,000
Accounts payable and other                    117,371              94,745
                                             --------            --------
Total current liabilities                     145,969             116,493

Long-term debt                                369,322             334,327
Deferred income taxes and other                10,646              10,563
Shareholders' equity                          182,161             160,089
                                             --------            --------
                                             $708,098            $621,472
                                             ========            ========


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------

                                 Three Months             Nine Months
(Thousands of dollars,         Ended September 30,     Ended September 30,
except per share data)          1996        1995        1996        1995
                              --------    --------    --------    --------

Sales                         $289,280    $170,979    $844,699    $462,165
Cost of Sales                  225,318     132,036     655,482     360,240
                              --------    --------    --------    --------
Gross Margin                    63,962      38,943     189,217     101,925

Operating Expenses              41,818      28,757     127,578      81,589
Depreciation and amortization    5,141       3,043      15,040       8,275
Acquisition-related charges      1,093       2,067       4,126       2,067
                              --------    --------    --------    --------
Total operating expenses        48,052      33,867     146,744      91,931

Operating Income                15,910       5,076      42,473       9,994
Interest Expense                 9,308       2,848      27,234       5,669
                              --------    --------    --------    --------
Income before Income Taxes       6,602       2,228      15,239       4,325

Income Taxes                     2,642         916       6,096       1,734
                              --------    --------    --------    --------
Net Income                    $  3,960    $  1,312    $  9,143    $  2,591
                              ========    ========    ========    ========

Earnings per share:           $   0.18    $   0.09    $   0.41    $   0.20

Weighted average number of
 common shares outstanding
 (thousands)                    22,466      14,315      22,071      12,716



Certain prior period amounts have been reclassified to conform to the current period's presentation.

See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
(Thousands of dollars)                            1996              1995
------------------------------------------------------------------------------
Operating Activities:

Net income                                      $ 9,143           $ 2,591
Adjustments to reconcile net income to
  cash (used) provided by operating activities:
  Depreciation and amortization,
    including debt issuance cost amortization    16,036             8,275
  Provision for acquisition-related charges,
    net of payments                                (992)            2,067
  Payment in stock for interest on debenture     11,999
  Changes in assets and liabilities:
    Receivables                                 (32,977)          (11,425)
    Inventories                                 (49,649)          (12,386)
    Other current assets                            294              (315)
    Accounts payable and accrued liabilities     23,627            21,384
    Deferred taxes and other                         76
                                               --------          --------
Cash (used) provided by Operating Activities    (22,443)           10,191
                                               --------          --------
Investing Activities:

Purchase of business                                             (404,032)
Additions to property and equipment, net        (19,952)           (2,805)
Sale of joint venture investment                  2,881
Other                                                27              (219)
                                               --------          --------
Cash used by Investing Activities               (17,044)         (407,056)
                                               --------          --------
Financing Activities:

Proceeds from long-term debt                    148,380           102,816
Repayment of long-term debt                    (116,375)         (129,717)
Repayment of existing bank debt
  upon refinancing                                                (73,700)
Proceeds from new senior bank debt                                249,600
Proceeds from long-term subordinated debt                         135,000
Debt issuance costs                                                (4,528)
Proceeds from exercise of warrant                                  10,637
Proceeds from issuance of common stock                            104,411
Cash dividends                                                     (1,474)
Net change in bank checks outstanding             6,850             3,536
Proceeds from exercise of stock options             288               120
Other                                               344               164
                                               --------          --------
Cash provided by Financing Activities            39,487           396,865
                                               --------          --------
Net change in cash                                    0                 0
Cash at beginning of period                           0                 0
                                               --------          --------
Cash at end of period                          $      0          $      0
                                               ========          ========

Supplemental disclosures of cash flow information:
Cash paid during period for:
   Interest                                      $ 13,601          $4,449

   Income taxes                                  $  1,174             373

Acquisition of business:
   Working capital                                              $  44,200
   Property, plant and equipment                                      862
   Other, principally goodwill                                    358,970
                                                                ---------
   Net cash used to acquire business                            $ 404,032*
                                                                =========

*Excludes $28.6 million paid to Baxter Healthcare Corporation over a 52 day period for the purchase of certain accounts receivable.

See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation ("VWR SP" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K for further information.

New Accounting Standards
------------------------

In January 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the Company upon the adoption of SFAS 121.

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by SFAS 123 in the notes to the December 31, 1996 consolidated financial statements.

2.  DIVIDENDS
    ---------

For the nine months ended September 30, 1995, the Company paid dividends of $.08 per share. The Company has since been prohibited from paying dividends under the terms of its current Credit Facility.

3.  INVENTORY PRICING
    -----------------

Inventory valued using the LIFO method comprised approximately 87% of inventory at September 30, 1996 and 81% at December 31, 1995. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at September 30, 1996 and December 31, 1995 were approximately $30.3 million and $28.7 million, respectively, less than current cost.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements ("Notes") for the year ended December 31, 1995 and Management's Discussion and Analysis included in the Company's 1995 annual report on Form 10-K.

Results of Operations
---------------------

The results of operations reflect the acquisition of the Industrial Distribution Business ("Baxter Industrial") of Baxter Healthcare Corporation ("Baxter Healthcare"), a subsidiary of Baxter International, on September 15, 1995. On September 30, 1996, Baxter International spun-off its United States' healthcare distribution, surgical and respiratory therapy products and healthcare cost management businesses as Allegiance Corporation ("Allegiance"). Allegiance has assumed Baxter Healthcare's responsibilities under the Services Agreement and has assumed certain rights under the Distribution Agreement.

Sales increased by 69.2% to $289.3 million for the third quarter of 1996 and by 82.8% to $844.7 million on a year-to-date basis over the corresponding periods in 1995 primarily due to the Baxter Industrial acquisition. VWR SP also experienced growth in its existing business.

The gross margin percentage decreased from 22.8% in the third quarter of 1995 to 22.1% in the third quarter of 1996. The third quarter 1996 margins reflect a lower relative contribution by the Company's science education business. This business, which has its highest level of sales in the third quarter, now constitutes a smaller percentage of the Company's business. Margins for the third quarter of 1996 are lower than prior 1996 quarters. When the integration of the Baxter business affected customer service, the Company opted to incur certain additional costs to deliver goods, thus contributing to the reduction in margins. For the nine months ended September 30, gross margins have increased from 22.1% in 1995 to 22.4% in 1996. Gross margins on a year-to-date basis have been favorably impacted by internal programs in VWR SP's Domestic and Canadian businesses.

Total operating expenses, excluding acquisition-related charges, decreased as a percentage of sales for the third quarter from 18.6% in 1995 to 16.2% in 1996. For the nine months, the ratio decreased from 19.4% to 16.9%. The Baxter Industrial acquisition has increased the volume of business without a proportionate increase in operating expenses. Depreciation and amortization expense has increased primarily as a result of amortization of the excess of cost over net assets of businesses acquired and the depreciation expense for facilities expansion, both resulting from the Baxter Industrial acquisition. Acquisition-related expenses consist primarily of relocation, transition, and severance expenses directly attributable to the Baxter Industrial acquisition.

Interest expense and other increased for both the third quarter and for the nine month period in 1996 due to the effect of the debt incurred for the Baxter Industrial acquisition. In order to partially fund the Baxter Industrial acquisition, the Company issued a $135 million Subordinated Debenture ("Debenture") to EM Laboratories, Incorporated ("EML"), an affiliate of Merck KGaA, Germany, and incurred incremental borrowings under a new Credit Facility of approximately $170 million. Interest expense increased in the third quarter of 1996 as compared to prior quarters due to working capital requirements for the transition of the Baxter Industrial business into VWR SP facilities.

Earnings per share in 1996 reflect the full year effect of the shares issued to affiliates of EML in 1995, as well as shares issued as interest payments on the Debenture in 1995 and 1996.

Financial Condition and Liquidity
---------------------------------

The Company's current ratio was 1.9 at September 30, 1996 as compared to 1.8 at December 31, 1995. The increase in accounts receivable is due to increases in sales during 1996 and to a lesser extent, an increase in days sales outstanding due to the transition of customer accounts. The increases in inventory and accounts payable are primarily due to stocking of inventory related to the transition of the Baxter Industrial business to VWR SP operations.

In the nine months ended September 30, 1996, operating activities used $22 million of cash flow. To the extent that the Company is operating under the terms of the Services Agreement with Allegiance, the Company does not pay for inventory for Baxter Industrial sales until the items are shipped to VWR SP customers. As the Baxter Industrial business has been transitioned to VWR SP facilities on a regional basis, the Company has increased inventory levels in advance of the transition of locations in order to service the customers without interruption.

During the next six months, as servicing of former Baxter Industrial customers continues to be transitioned by VWR SP into its facilities, the Company will be required to purchase from Allegiance the remaining inventory of laboratory supplies and equipment for sale to customers of the Baxter Industrial business held by Allegiance. Inventory on-hand at Allegiance for sale to Baxter Industrial customers was approximately $17 million at September 30, 1996.

In connection with the Baxter Industrial acquisition, the Company entered into a five-year Distribution Agreement with Baxter Healthcare. On September 30, 1996, Allegiance assumed certain rights under the Distribution Agreement. The Distribution Agreement provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare or Allegiance an amount equal to any such deficiency.

The minimum requirement for the agreement's fiscal year ended September 30, 1996 was met. The minimum requirement for the year ending September 30, 1997 is $74 million. Under the terms of the Distribution Agreement, this requirement is subject to adjustment based on various factors.

While management believes the Baxter Industrial acquisition enhances the potential to increase shareholder value, the achievement of such an increase is dependent upon various factors including: a successful and timely completion of the integration of the business into VWR SP's infrastructure; realization of expected operating efficiencies; retention of the combined customer base; satisfying the obligations under the Distribution Agreement; the continued provision of distribution services by Allegiance under the Services Agreement; the general state of economic growth in the U.S.; and competitive and pricing pressures.

The Company has a $285 million Credit Facility which consists of a five-year amortizing term loan in the original principal amount of $135 million ("Term Loan") and a revolving line of credit ("Revolver") in an amount not to exceed $150 million. Approximately $132 million was outstanding under the Revolver and $120 million was outstanding under the Term Loan at September 30, 1996.

Under the terms of the Debenture, interest is payable quarterly at 13% per annum, but until such time as EML and its affiliates own 49.89% of the aggregate number of issued and outstanding common shares, interest shall be payable solely in common shares valued at $12.44 per share. During 1996, the Company has issued 964,494 shares to EML and its affiliates. At September 30, 1996, EML and its affiliates owned 49.3% of the issued and outstanding common shares.

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

The Company's use of swaps and collars for interest-rate protection increased interest expense by $0.1 million and $0.2 million for the three months ending September 30, 1996 and 1995, respectively. The corresponding amounts for the nine months ended September 30, 1996 and 1995 were $0.5 million and $0.2 million, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest-rate protection on at least 25% of the Credit Facility. At September 30, 1996, the Company had a notional amount of $180 million of swaps in effect.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility. Subsequent to September 30, the Company sold a distribution facility and will combine its operations into an expanded existing facility. The net proceeds of $5.6 million approximated the carrying cost of the distribution facility and were used to pay down the Credit Facility. In addition, management estimates that acquisition-related expenses totaling $1 million to $1.5 million will be incurred during the remainder of the transition of the Baxter Industrial business into VWR SP. The approximately $2 million increase in the Company's estimate of total acquisition-related expenses reflects fine tuning of the Company's operating structure and reallocation of resources to ensure that the economies of the acquisition are achieved.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 11--Computation of Earnings per Share

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b. No reports on Form 8-K were filed during the three-month period ended September 30, 1996.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                         AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
DATE                     November 14, 1996

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION                          PAGE
--------------                   -----------                          ----

     11                  Computation of Earnings Per Share              15


     27                  Financial Data Schedule
                         (submitted only in electronic format)