Form 10-K
period 1996-12-31
VWR SCIENTFIC PRODUCTS CORP
filed 1997-03-31
CIK 788043

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                 FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996
                          -----------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from
                                ---------------          -----------

Commission file Number  0-14139
                        -------

                        VWR Scientific Products Corporation
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

As of March 13,1997, the aggregate market value of the voting stock held by non-affiliates was approximately $153 million. In calculating this value, the Registrant has treated as voting stock held by affiliates only the voting stock held by EM Laboratories, Inc. and its affiliates, and by the Companys directors and executive officers. This calculation does not reflect a determination by the Company that any or all such holders are in fact affiliates.

As of March 13, 1997, there were 22,343,998 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive Proxy Statement to be mailed to shareholders on or about April 10,1997 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM I. - BUSINESS
------    --------
VWR Scientific Products Corporation ("VWR," "the Corporation," or "the Company") is one of the nation's largest suppliers of laboratory equipment, chemicals, and general laboratory supplies to the scientific marketplace with sales of $1.12 billion, $719 million, and $535 million in 1996, 1995 and 1994, respectively. VWR was incorporated in Delaware (as VWR Corporation) on January 3, 1986, in order to complete the Distribution Plan of Univar Corporation. In 1994, the Company changed its State of Incorporation to Pennsylvania. In 1995, the Company changed its name from VWR Corporation to VWR Scientific Products Corporation.

Acquisition of the Baxter Industrial Distribution Business
------------------------------------------------------------
On September 15, 1995, VWR completed the acquisition of the industrial distribution business of the Industrial and Life Sciences Division of Baxter Healthcare Corporation, a Delaware corporation (Baxter Healthcare) and the industrial distribution business conducted by certain Baxter affiliates (collectively, Baxter Industrial). In the acquisition, VWR purchased certain assets of Baxter Industrial, including, but not limited to, all of the domestic trade accounts receivable, certain tangible personal property, rights and benefits under certain contracts and certain rights in specified trademarks for a purchase price of approximately $432 million.

During 1996, the Baxter Industrial business was substantially transitioned into VWRs infrastructure on a regional basis. This transition was completed in February 1997. Prior to the transition of any region into VWRs infrastructure, Baxter Industrial customers were serviced by Baxter Healthcare under the terms of a Services Agreement to enable the uninterrupted continuation of the Baxter Industrial business after the Closing of the acquisition described above, as well as an orderly transfer of the Baxter Industrial business to the Company. In September 1996, Baxter International spun off a portion of businesses as Allegiance Corporation (Allegiance). Allegiance assumed Baxter Healthcares responsibilities under the Services Agreement. Services performed by Baxter Healthcare and Allegiance included order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment. No service fees were payable for services under the Services Agreement from September 15, 1995 to December 15, 1995. The Company has been required to make payments at the rate of 5.5% of the sales to customers of the Baxter Industrial business which are serviced by Baxter Healthcare or Allegiance; provided, however, the Company is obligated to pay a minimum of $18,645,000 during the remaining term of the Services Agreement. Upon the cessation of services by Baxter Healthcare or Allegiance at each particular facility, the Company has been required to purchase from Baxter Healthcare the inventory of laboratory supplies and equipment held for sale to customers of the Baxter Industrial business.

Subordinated Debenture
----------------------
On September 15, 1995, pursuant to an agreement with EM Industries, Incorporated (EMI), the direct parent corporation of EM Laboratories, Incorporated (EML), the Company issued and sold to EML a $135,000,000 subordinated debenture (the Debenture)in order to partially fund the Baxter Industrial acquisition. The Debenture matures in a single installment on September 15, 2005. The indebtedness evidenced by the Debenture is subordinated to the Companys obligations to its primary bank lending institutions. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum, but until such time as EML and its affiliates owned 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares valued at $12.44 per share. During 1996, the Company issued 1,230,315 shares as payment of interest, increasing EMLs beneficial ownership to 49.89%. Subsequent to EMLs attainment of the 49.89% ownership and until September 15, 1997, the payment of any interest otherwise accruing will be deferred until maturity of the Debenture. After September 15, 1997, interest will be payable in cash. The Debenture has been assigned to an affiliate of EML.

Principal Customers
-------------------
VWR and its subsidiaries are not dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its operations.

Competition
-----------
The Company competes in the industrial, governmental, biomedical, electronics, and educational market for laboratory equipment, chemicals, and supplies with manufacturers who sell their product lines directly and with numerous national and regional distributors. In addition, there are numerous distributors of specialty lines of products. In the opinion of management, the Corporation is the nation's second largest independent distributor of laboratory equipment and supplies.

In all of VWR's markets, a combination of quality, price, and service are the major determining competitive factors. All activities are considered highly competitive.

Environmental Regulation
------------------------
VWR has been designated by the EPA as a potentially responsible party in connection with several sites. Management believes that the Company's alleged contribution to each of these sites is de minimis and that the potential financial impact of these matters is not material to the Company's consolidated financial statements.

Employees
---------
There were 2,097 persons employed by VWR as of February 28, 1997.
Approximately 12% of the Company's employees are represented by unions. The Company believes its relations with employees are excellent.

Methods of Distribution
-----------------------
Approximately 43% of the Company's employees are full-time outside and inside sales personnel who provide product information and technical support to our customers. With continuous reference to the "VWR Catalog," customers also place individual orders by telephone with an inside sales representative, directly with an outside sales representative or by computer. Orders are shipped from local or central warehouses, depending on the nature of the product ordered. As noted under Acquisition of the Baxter Industrial Business, former Baxter Industrial customers were serviced by Baxter Healthcare during 1996 as VWR transitioned this business into its facilities and systems on a regional basis. The transfer of the servicing of this business to VWR facilities and systems was completed in February 1997.

Foreign Operations and Export Sales
-----------------------------------
The Company has operations in Canada which serve the country's industrial, educational, governmental and biomedical markets. Canadian operations represent less than 10 percent of consolidated assets and revenues as of and for the year ended December 31, 1996.

The Company also exports scientific equipment to 79 countries worldwide, with primary markets in the Middle East, Central and South America, and the Pacific Rim. The export business represents less than 10 percent of consolidated assets and revenues as of and for the year ended December 31, 1996.

Availability of Products
------------------------
The Company does not manufacture any of the products distributed by it. Numerous sources of supply generally exist for all products essential to the business of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------
NAME                 AGE   BUSINESS EXPERIENCE         POSITION HELD
                             LAST FIVE YEARS              SINCE
-----------------    ---   -------------------         -------------
Jerrold B. Harris    54   President and Chief          March 1990
                           Executive Officer             to Present

David M. Bronson     43   Senior Vice President        November 1995
                           Finance, Chief                to Present
                           Financial Officer and
                           Corporate Secretary
                          Vice President Finance and   May 1992 to
                           Business Development          November 1995
                           Scientific Products Division
                           Baxter Healthcare Corp.
                          Vice President, Controller   1988 to May 1992
                           Baxter Dade Division
                           Baxter Healthcare Corp.

Paul J. Nowak        42   Senior Vice President        November 1992
                                                         to Present
                          Vice President and General   1989 - 1992
                           Manager of Sargent-Welch

David S. Barth       44   Senior Vice President        September 1995
                                                         to Present
                          Area Vice President,         July 1992 to
                           Industrial and Life           September 1995
                           Sciences Division,
                           Baxter Healthcare Corp.
                          Field Director, Baxter       April 1991 to
                           Diagnostics, Inc.             July 1992
                           Partnership Program

John G. Griffith     53   Senior Vice President        August 1995 to
                           International                 Present
                          Director of Finance,         December 1990 to
                           Merck Ltd, England            August 1995

Hal G. Nichter       50   Senior Vice President        October 1995
                           Customer Fulfillment          to Present
                          Vice President Marketing     October 1992 to
                                                         October 1995
                          Vice President and           1991 to
                           General Manager, Henry        October 1992
                           Troemner Corp.

ITEM 2 - PROPERTIES
------   ----------
VWR owns and leases office and warehouse space throughout the United States and Canada for distribution of the products supplied by it as follows:

     Batavia, Illinois                         Owned
     Bridgeport, New Jersey                    Owned
     Brisbane, California                      Leased
     San Dimas, California                     Leased
     Houston, Texas                            Leased
     Marietta, Georgia                         Leased
     Suwanee, Georgia                          Leased
     Bridgeport, New Jersey                    Leased
     Tualatin, Oregon                          Leased
     Catano, Puerto Rico                       Leased
     Mississauga, Ontario, Canada              Leased


The Company leases office space in West Chester, Pennsylvania, for executive, financial, information systems, marketing, and other administrative activities.

The Company also leases 27 smaller facilities throughout the United States and three smaller facilities in Canada which support the sales and warehouse functions. All facilities have been designed to serve the Company's purposes (warehouse functions and generic office). The facilities are sufficient for current operations.

ITEM 3. - LEGAL PROCEEDINGS
------    -----------------
The Corporation is involved in various environmental, contractual, warranty, and public liability cases and claims, which are considered normal to the Corporation's business.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II.
--------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
------------------------------------------------------------------------

VWR common shares, $1.00 par value, are traded on the NASDAQ Stock Market under the VWRX symbol. On March 13, 1997, there were approximately 6,600 shareholders represented by 1,553 holders of record.

The quarterly ranges of high and low sale prices of the Corporation's common shares during the years ended December 31, 1996 and 1995 as reported by NASDAQ are set forth below.

VWR Common Stock                          1996                    1995
----------------------------       -----------------        ----------------

         Quarter                   High          Low        High         Low
         -------                   ----          ---        ----         ---
          First                   $15.75       $11.94      $10.25       $ 7.75
          Second                   17.00        13.25       12.50         9.00
          Third                    19.50        14.75       15.00         9.25
          Fourth                   17.75        12.50       15.00        10.50


The Corporation declared dividends of $0.04 per share in April and August during the year ended December 31, 1995. The Corporation's Credit Facility entered into on September 14, 1995, as amended, prohibits the Corporation from paying dividends during the term of the Credit Facility.

Refer to the caption Subordinated Debenture in Part I, Item I for information concerning common shares issued by the Company in 1996 which were not registered under the Securities Act of 1933.

ITEM 6. - SELECTED FINANCIAL DATA
------    -----------------------
The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.



                                    For the Years Ended December 31,
                            -----------------------------------------------
                               1996      1995      1994       1993*      1992
                               ----      ----      ----       ----       ----
Operations
(Thousand of dollars,
  except per share data)
Sales                     $1,117,286   $718,684  $535,179   $509,235   $490,168
Gross margin                 246,907    159,119   113,198    116,274    114,431
Income before
  cumulative effect
  of accounting change,
  net of tax                   7,023      1,935     2,053      3,890      9,430
Cumulative effect of
  accounting change                                           (1,400)
Net income                $    7,023   $  1,935  $  2,053   $  2,490   $  9,430
------------------------------------------------------------------------------

Per Share Data**
Dividends                      $ --       $ .08     $ .34      $ .40      $ .40
Book value                      8.21       7.60      3.63       3.73       3.86
Income before
  cumulative effect
  of accounting change         $ .32      $ .13     $ .18      $ .35      $ .85
Cumulative effect
  of accounting change                                          (.13)
                           -----------------------------------------------------
Net income per share           $ .32      $ .13     $ .18      $ .22      $ .85

                                      For the Years Ended December 31,
                             -----------------------------------------------
                                1996      1995      1994      1993*     1992
                                ----      ----      ----      ----      ----
Financial Position
(Thousands of dollars,
   except statistical data)
  Working capital             $143,975  $ 87,940 $ 75,120   $ 65,197  $ 57,881
  Property and equipment-net    48,184    37,648   38,259     41,562    33,608
  Total assets                 705,302   621,472  173,375    148,777   136,093
  Short-term debt               22,500    20,000    2,250        150       218
  Long-term debt               367,965   334,327   79,170     61,757    47,553
  Shareholders' equity         183,437   160,089   40,168     41,057    42,257
  Total invested capital       573,902   514,416  121,588    102,964    90,028
------------------------------------------------------------------------------
Operating and Financial Statistics

  Gross margin to sales         22.10%    22.14%   21.15%     22.83%    23.35%
  Income before cumulative
   effect of accounting
   change to sales                .63%      .27%     .38%       .76%     1.92%
  Current ratio                  2.02      1.75     2.67       2.80      2.46
  Return on average
   shareholders' equity          4.07%     2.29%    5.05%      5.68%    23.73%
------------------------------------------------------------------------------
All data presented for continuing operations only.

* Results are presented before cumulative effect of accounting change and include restructuring and other charges of $3.3 million pretax ($1.9 million net of tax).

** All share and per share data reflect a two-for-one stock split effective May 9, 1992.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION
-----------------------------------------------------------------------
The following commentary should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements (Notes), and Selected Financial Data included elsewhere herein. Capitalized terms have the same meanings as defined in the Consolidated Financial Statements and the Notes.

RESULTS OF OPERATIONS
---------------------
The gross margin percentage over the last three years is as follows:

                 1996           1995            1994
                 ----           ----            ----
                 22.1%          22.1%           21.2%

Total operating expenses, excluding acquisition-related charges, as a percentage of sales over the last three years is as follows:

                 1996           1995            1994
                 ----           ----            ----
                 17.3%          19.1%           19.5%

1996 versus 1995
----------------
The results of operations reflect the acquisition of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International, on September 15, 1995. In September 1996, Baxter International spun off a portion of its businesses as Allegiance Corporation (Allegiance).

Sales increased by 55.5% to $1.12 billion over 1995 sales of $719 million primarily due to the Baxter Industrial acquisition. VWR also experienced growth in its existing business.

The gross margin percentage remained constant at 22.1% for both 1996 and 1995. Through the third quarter of 1996, gross margins had been favorably impacted by internal programs in VWRs Domestic and Canadian businesses. In the fourth quarter, VWRs gross margins decreased as the Company experienced certain issues related to the final transitions of the Baxter Industrial business.

Total operating expenses, excluding acquisition-related charges, decreased as a percentage of sales from 19.1% in 1995 to 17.3% in 1996. The Baxter Industrial acquisition increased the volume of business without a proportionate increase in operating expenses. Depreciation and amortization expense increased primarily as a result of amortization of the excess of cost over net assets of businesses acquired and depreciation expense for facilities expansion, both related to the Baxter Industrial acquisition. Acquisition-related expenses consist primarily of relocation, transition, severance and lease termination expenses directly attributable to the Baxter Industrial acquisition. As the transfer of the Baxter Industrial business into VWR was substantially complete as of December 31, 1996, future acquisition-related expenses are not expected to be material.

Interest expense and other increased for 1996 due to the full-year effect of the debt incurred for the Baxter Industrial acquisition and working capital requirements for the transition of the Baxter Industrial business into the VWR infrastructure. At the time of the Baxter Industrial acquisition, the Company issued a $135 million Subordinated Debenture (Debenture) to EM Laboratories, Incorporated (EML), an affiliate of Merck KGaA, Germany, and incurred incremental borrowings under a new Credit Facility of approximately $170 million.

Note 8 of the Notes describes the difference between the statutory and effective income tax rates. In 1996, the effective tax rate increased from 36.1% to 40.5% due to increases in state taxes and the improved profitability of the Canadian subsidiary.

Earnings per share in 1996 reflect the full-year effect of the shares issued to EML and its affiliates in 1995, as well as shares issued in 1996 in lieu of interest payments on the Debenture. Under the terms of the Debenture, additional shares were issued to EML affiliates, in lieu of interest payments, until EML and its affiliates obtained a 49.89% ownership in the Company.

1995 versus 1994
----------------
1995 results were impacted by the acquisitions of Baxter Industrial on September 15, 1995 and Canlab, the Toronto-based distribution division of Baxter International, on October 31, 1994.

Sales increased by 34.3% in 1995 to $719 million. The Baxter Industrial acquisition accounted for 74% of the increase in sales. The full-year effect of the Canlab acquisition accounted for 19% of the increase. The remainder of the sales growth occurred in the existing VWR business.

Gross margins increased from 21.2% in 1994 to 22.1% in 1995. The increase was the result of the implementation of internal programs to improve margins of VWRs Domestic and Canadian businesses.

Total operating expenses remained relatively constant as a percentage of sales. Approximately 62% of the increase in expenses was due to the Baxter Industrial acquisition and 13% was due to the full-year effect of the Canlab acquisition in the fourth quarter of 1994. Depreciation and amortization expense increased primarily as a result of amortization of the Baxter Industrial excess of cost over net assets of business acquired. Acquisition-related expenses consisted of lease termination, severance, relocation, training, and transition expenses directly attributable to the acquisitions of Baxter Industrial and Canlab in 1995 and 1994, respectively.

In December 1994, the Company made the decision to consolidate certain sales offices and functions. As a result, the Company incurred approximately $1.2 million in charges which were primarily for severance and other personnel-related costs. The costs were recognized prior to the Baxter Industrial acquisition in September 1995. Due to the effects of the Baxter Industrial acquisition, the Company was not able to measure the benefits related to these costs and has classified these costs as operating expenses.

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

In 1995, the effective tax rate increased from 32.0% to 36.1% because in 1994, the Company recognized a tax benefit on prior-year losses from the Canadian operations. In 1995, due primarily to programs to improve gross margin and the effect of the Canlab acquisition, the Canadian operations recognized a profit.

Earnings per share in 1995 reflect the weighted average shares issued to EML and its affiliates.

Financial Condition and Liquidity
---------------------------------
The ratio of debt to equity at December 31 of each of the past three years is as follows:

               1996            1995            1994
               ----            ----            ----
                2.1             2.2             2.0

The ratio of operating income, plus depreciation and amortization, to interest paid over the past three years is as follows:

               1996            1995            1994
               ----            ----            ----
                3.7             3.5             3.9

In 1996, operations used $28.1 million of cash flow. Under the Services Agreement (as described in Note 14), the Company paid Baxter Industrial for goods delivered on its behalf after the items were shipped. During 1996, the Company was required to purchase inventory to support the Baxter Industrial business as it was substantially transferred to VWR on a regional basis.

VWRs current ratio was 2.0 at December 31, 1996 compared to 1.8 at December 31, 1995. The Company has increased its inventory in order to service the Baxter Industrial business. The increase in accounts payable is due to increases in inventory partially offset by a decrease in the amounts payable for goods shipped under the Services Agreement at December 31, 1995. The increase in accounts receivable is due to increased sales and the integration of the Baxter Industrial business. Debt has increased due to the expansion of distribution facilities and in order to fund working capital requirements for the Baxter Industrial acquisition. Equity increases reflect the issuance of
1.2 million shares to Merck KGaA as payment for interest on the Debenture. Sufficient credit availability existed at December 31, 1996 to provide for the amount of bank checks outstanding less cash in bank of $10.3 million.

As discussed in Note 14, the Company is party to a Distribution Agreement with Baxter Healthcare and Allegiance. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare and Allegiance an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements, which are subject to annual adjustment, for each of the remaining four fiscal years of the Distribution Agreement are $71 million, $82 million, $89 million, and $96 million. During the 1996 contract year, the minimum requirement under this agreement of $63 million was satisfied. The Company expects that such minimums will be met in 1997.

As discussed in Note 7, the Company and certain of its subsidiaries are parties to a Credit Facility. Pursuant to the Credit Facility, the Banks have extended the Company a five-year amortizing term loan in the original principal amount of $135 million (Term Loan) and a revolving line of credit (Revolver) in an amount up to $150 million which expires on September 13, 2000. In 1996, the Company increased the amount available under the Revolver to $175 million. At December 31, 1997, the Revolvers limit will revert to $150 million. Approximately $142.3 million was outstanding at December 31, 1996 under the Revolver. In addition to scheduled maturities, the Term Loan contains mandatory prepayment amounts based on earnings before income taxes, depreciation, and amortization, net of capital expenditures and other adjustments. This provision requires the Company to pay down the Term Loan by $5.7 million in 1997 which is expected to be funded by the Revolver. The Term Loan and Revolver are secured by liens in favor of the banks on substantially all of the Companys tangible and intangible property, excluding real estate.

The Credit Facility includes financial covenants with respect to: minimum earnings before taxes, depreciation and amortization; maximum senior leverage ratio; minimum interest coverage; minimum net worth; and minimum fixed coverage ratio. The Companys financial performance has met or exceeded these covenants throughout 1996. The Credit Facility prohibits the Company from paying dividends and making other distributions (except for the issuance of shares as required by the Debenture) and has change-of-control provisions.

As discussed in Note 7, the Company incurred indebtedness of $135 million evidenced by the Debenture. The Debenture matures in a single installment on September 15, 2005. The Debenture is subordinated to the Companys obligations to its primary bank lending institutions. The Debenture bears interest at 13% per annum, due quarterly. Until such time as EML and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share. Thereafter and until September 15, 1997, the payment of any cash interest otherwise accruing is deferred until the maturity of the Debenture.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected actual debt levels during a four-year period. The Company provides protection to meet actual exposures and does not speculate in derivatives. At December 31, 1996, the Company had a notional amount of $160 million of swaps in effect. These swaps expire between 1997 and 2000. The amount of floating rate debt protected by the swaps ranges from $160 million to $25 million during the period outstanding with fixed rates ranging from 5.3% to 6.4%. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the interest rate difference between the contracts fixed rate and the then-current replacement rate. At December 31, 1996, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a receivable of approximately $0.5 million. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparties.

The Companys use of swaps and collars for interest rate protection increased interest expense by $.7 million, $.3 million, and $1.2 million in 1996, 1995, and 1994, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility.

VWR has been designated by the EPA as a potentially responsible party for various sites. Management believes that any required expenditures would be immaterial to the Companys Consolidated Financial Statements.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                    1996               1995           1994
-------------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Sales                           $1,117,286           $718,684        $535,179
Cost of sales                      870,379            559,565         421,981
                                ----------           --------        --------
Gross margin                       246,907            159,119         113,198

Operating expenses                 172,407            124,317          94,333
Depreciation and amortization       20,740             13,212           9,791
Acquisition-related expenses         5,128              3,761             916
                                ----------           --------        --------
Total operating expenses           198,275            141,290         105,040
                                ----------           --------        --------

Operating income                    48,632             17,829           8,158
Interest expense and other          36,827             14,803           5,137
                                ----------            -------        --------
Income before income taxes          11,805              3,026           3,021
Income taxes                         4,782              1,091             968
                                ----------            -------        --------
Net income                      $    7,023           $  1,935        $  2,053
                                ==========           ========        ========

Earnings per share              $     0.32           $   0.13        $   0.18
                                ==========           ========        ========
Weighted average number of
  common shares outstanding
  (thousands)                       22,209             14,831          11,128


See Notes to Consolidated Financial Statements.

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(Thousands of dollars,
 except per share data)
                                                      December 31,
ASSETS                                       1996                    1995
-------------------------------------------------------------------------------
Current assets:
Receivables--
  Trade receivables,
    less reserves of $1,505 and $739       $161,235                $134,917
  Other receivables                           7,159                   4,879
Inventories                                 108,009                  53,247
Other                                         8,691                  11,390
                                           --------                --------
Total current assets                        285,094                 204,433

Property and equipment--net                  48,184                  37,648

Excess of cost over net assets of
  businesses acquired -- net                361,329                 369,930

Other assets -- net                          10,695                   9,461
                                           --------                --------
                                           $705,302                $621,472
                                           ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:

Bank checks outstanding, less cash in bank $10,274                 $  1,748
Accounts payable                            92,999                   73,238
Accrued liabilities                         15,346                   21,507
Current portion of long-term debt           22,500                   20,000
                                           -------                  -------
Total current liabilities                  141,119                  116,493
                                           -------                  -------

Long-term debt:

Revolving credit facilities                142,256                   84,327
Term loans                                  86,900                  115,000
Subordinated debenture                     138,809                  135,000
                                          --------                 --------
Total long-term debt                       367,965                  334,327
                                          --------                 --------

Deferred income taxes and other             12,781                   10,563

(Thousands of dollars,                                 December 31,
except share data)                                1996                1995
                                                  ----                ----
Shareholders' equity:
Preferred stock, $1 par value, 1,000,000
  shares authorized, none issued                $   -              $    -
Common stock, $1 par value, 30,000,000
  shares authorized, 22,346,909 and               22,347             21,068
  21,068,381 shares issued
Additional paid-in capital                       152,157            137,753
Retained earnings                                 11,471              4,457
Treasury stock at cost, 2,911
  and 569 shares                                     (45)                (9)
Unamortized ESOP contribution                     (1,464)            (1,757)
Unamortized restricted stock awards                 (357)              (711)
Cumulative translation adjustment                   (672)              (712)
                                                --------           --------
Total shareholders' equity                       183,437            160,089
                                                --------           --------
                                                $705,302           $621,472
                                                ========           ========

See Notes to Consolidated Financial Statements.

                          VWR SCIENTIFIC PRODUCTS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended December 31,
                                  1996            1995            1994
------------------------------------------------------------------------------
(Thousands of dollars)
OPERATING ACTIVITIES
Net income                        $7,023         $ 1,935         $ 2,053
Adjustments to reconcile
  net income to cash (used in)
  provided by operating
  activities:
  Depreciation and amortization,
   including deferred debt
   issuance costs                 22,051          13,532           9,791
  Stock and debentures issued in
   lieu of payment of interest    19,114           3,702
  Change in assets and
   liabilities, net of effect
   of businesses acquired:
    Receivables                  (31,574)          6,130          (7,359)
    Inventories                  (55,262)        (13,256)         (4,459)
    Other current assets          (2,367)         (3,322)         (1,625)
    Accounts payable              19,761          37,455           9,040
    Accrued liabilities           (8,971)         11,056          (2,013)
    Acquisition-related expenses    (772)          2,420
    Deferred income taxes
      and other                    2,865            (179)           (330)
                                 -------         -------         -------
Cash (used in) provided by
  operating activities           (28,132)         59,473           5,098
                                 -------         -------         -------
INVESTING ACTIVITIES

Acquisition of businesses          1,683        (434,184)        (13,939)
Sale of joint venture
  investment                       2,881
Investment in joint venture                                       (2,881)
Additions to property and
  equipment                      (23,417)         (6,342)         (2,922)
Proceeds from sale of property
  and equipment                    5,664
Other                               (165)           (699)           (909)
                                --------        --------        --------
Cash used in
  investing activities          $(13,354)      $(441,225)       $(20,651)
                                --------       ---------        --------

                                       Year Ended December 31,
(Thousands of dollars)           1996            1995              1994
------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from long-term debt    $206,788         $115,408        $169,243
Repayment of long-term debt     (174,459)        (153,595)       (149,730)
Repayment of existing credit
 facility upon refinancing                        (73,700)
Proceeds from new credit
 facility                                         249,600
Proceeds from long-term
  subordinated debenture                          135,000
Proceeds from exercise
  of warrant                                       10,637
Net proceeds from common
  stock issuance                                  104,171
Debt issuance costs                                (4,971)
Net change in bank checks
  outstanding                      8,526              350             336
Cash dividends                                     (1,474)         (4,419)
Proceeds from exercise of
  stock options                      308              371             135
Other                                323              (45)            (12)
                                 -------          -------         -------
Cash provided by
  financing activities            41,486          381,752          15,553
                                 -------          -------         -------
Net change in cash                     0                0               0
Cash at beginning of year              0                0               0
                                 -------          -------         -------
Cash at end of year              $     0          $     0         $     0
                                 =======          =======         =======
Supplemental disclosures of
  cash flow information:

Cash paid (received) during the year for:
  Interest                       $18,584          $  8,989        $ 4,568
  Income taxes                     1,175               321           (254)

                                                   Baxter
                                                 Industrial        Canlab
                                                 ------------------------
Acquisition of businesses:
 Working capital                                  $ 65,683        $ 8,798
 Property and equipment                                862             75
 Other, principally excess of cost over
   net assets of businesses acquired               365,956          5,066
                                                  --------        -------
 Net cash used to acquire businesses              $432,501        $13,939
                                                  ========        =======
See Notes to Consolidated Financial Statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Thousands of dollars,
 except per share data)                                         Unamortized
                                                                ESOP
                         Common                                 Contribution,
                         Stock   Additional                     Restricted
                         $1 Par  Paid-in    Retained  Treasury  Stock,
                         Value   Capital    Earnings  Stock     and Other
----------------------------------------------------------------------------

Balance at
December 31, 1993       $11,316    $29,137    $6,651   $(2,882)    $(3,165)

Net income                                     2,053
Cash dividends
  ($.34 per share)                            (3,763)
Allocation of shares to
  ESOP participants                                                    271
Restricted stock awards -
  21,816 shares                         28                 211        (239)
Amortization of restricted
  stock                                                                295
Exercise of stock options              (79)                208
Tax benefit on ESOP divi-
  dends and restricted stock           183
Foreign currency transla-
  tion adjustment                                                      (57)
Balance at              -------    -------     ------   --------   --------
December 31, 1994       $11,316    $29,269     $4,941   $(2,463)   $(2,895)
                        -------    -------     ------   --------   --------

(Thousands of dollars,
 except per share data)                                          Unamortized
                                                                 ESOP
                          Common                                 Contribution,
                          Stock    Additional                    Restricted
                          $1 Par   Paid-in    Retained  Treasury Stock,
                          Value    Capital    Earnings  Stock    and Other
------------------------------------------------------------------------------

Net income                                      $1,935
Issuance of 8,650,978
   shares of common stock,
   net of issuance
   costs of $829          $8,651    $95,520
Exercise of warrants
   for 967,015 shares
   of common stock           967      9,670
Issuance of 297,615 shares
   of common stock
   as payment for
   debenture interest        298      3,404
Cash dividends
  ($.08 per share)                              (1,033)
Allocation of shares to
  ESOP participants                                                    $   29
Restricted stock awards -
  52,589 shares               43        456                 $   97       (596)
Amortization of restricted
  stock                                                                   337
Acquisition of treasury
  stock - 11,160 shares                                       (149)
Retirement of treasury
  stock - 253,551 shares    (254)      (899)    (1,386)      2,539
Exercise of stock options     47        324
Foreign currency
  translation adjustment                                                  (88)
Other                                     9                    (33)        33
Balance at                -------  --------     ------     --------   --------
December 31, 1995        $21,068   $137,753     $4,457     $    (9)   $(3,180)
                          -------  --------     ------     --------   --------

(Thousands of dollars,
 except per share data)                                          Unamortized
                                                                 ESOP
                          Common                                 Contribution,
                          Stock    Additional                    Restricted
                          $1 Par   Paid-in    Retained  Treasury Stock,
                          Value    Capital    Earnings  Stock    and Other
------------------------------------------------------------------------------

Net income                                      $ 7,023
Issuance of 1,230,315
   shares of common stock
   as payment for
   debenture interest    $ 1,230     $14,075
Allocation of shares to
   ESOP participants                                                   $  293
Restricted stock awards -
   4,230 shares                4          52                              (56)
Amortization of
   restricted stock                                                       398
Exercise of stock options     44         264
Foreign currency
   translation adjustment                                                  40
Other                           1         13         (9)    $    (36)      12
Balance at                -------   --------    -------     --------   -------
December 31, 1996         $22,347   $152,157    $11,471     $    (45) $(2,493)
                          =======   ========    =======     ========  ========

See Notes to Consolidated Financial Statements.

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of VWR Scientific Products Corporation and all of its subsidiaries (the Company or VWR). All significant intercompany accounts and transactions have been eliminated.

Capitalization, Depreciation and Amortization
---------------------------------------------
Land, buildings, and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and, generally, accelerated methods for income tax purposes. Acquisition and development costs for significant business systems and related software for internal use are capitalized and amortized over their estimated useful lives of seven years. The Company capitalizes the costs of developing and producing catalogs, which are used by customers for ordering products. Such costs are amortized over the period of use, generally two to three years. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. The adoption of this standard had no effect on the Companys financial position, operations, or liquidity.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------
Excess of cost over net assets of businesses acquired is primarily the result of the acquisitions of the Industrial Distribution Business of Baxter Healthcare in 1995 and Canlab in 1994 and is being amortized over 40 years. Accumulated amortization at December 31, 1996 and 1995 was $13.0 million and $3.6 million, respectively. The carrying value of excess of cost over net assets of businesses acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

Earnings Per Share
------------------
Earnings per share are based on the weighted average number of shares and dilutive common share equivalents outstanding during the period. Shares issued in payment of Debenture interest are included in the share calculation as interest expense is recognized (see Note 7).

Segment and Customer Information
--------------------------------
The Company is engaged in one line of business, industrial distribution. No single customer accounts for more than 10% of sales. The majority of the Companys business activity pertains to, and accounts receivable result from, sales of laboratory equipment and supplies to businesses across a wide geographical area in various industries, mainly industrial, governmental, biomedical, and educational. At December 31, 1996, the Company had no significant concentrations of credit risk.

Revenue Recognition
-------------------
The Company recognizes revenue when products are shipped.

Stock-Based Compensation
------------------------
The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation (see Note 10).

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITIONS
   ------------

Baxter Industrial
-----------------
On September 15, 1995, VWR purchased certain assets and assumed certain liabilities of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International, including, but not limited to, all of the domestic trade accounts receivable, certain tangible personal property, rights and benefits under certain contracts and certain rights in specified trademarks for approximately $432 million, as adjusted. In addition to the $400 million paid at closing, $28.6 million was paid over a 52-day period for accounts receivable in the same amount and approximately $5 million of additional liabilities were assumed. During 1996, the purchase price and purchase accounting estimates were finalized resulting in a $1.7 million reduction in amounts paid, an additional $1.1 million of cost in excess of net assets acquired, and a $2.8 million reduction of working capital. During 1996, the transition of the Baxter Industrial business was substantially completed which required the Company to increase its inventory levels which included purchases of laboratory supplies held for sale to customers of Baxter Industrial at Baxter Healthcares facilities.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of Baxter Industrial have been included in the consolidated operating results since the date of acquisition. Cost in excess of net assets acquired amounted to $366 million which is being amortized on a straight-line basis over 40 years for financial reporting purposes and 15 years for tax purposes.

The purchase price was financed by the proceeds received by the Company from:
(i) the sale of 6,832,797 common shares of the Company (the Purchase Shares) at a price of $12.44 per share to EM Laboratories, Incorporated, (EML), an affiliate of Merck KGaA, Germany; (ii) the issuance of a $135 million subordinated debenture (the Debenture) of the Company to EML; (iii) the exercise by EML of a warrant to purchase 967,015 common shares of the Company for approximately $10.6 million; and (iv) borrowings under the Companys credit agreement entered into on September 14, 1995.

Canlab
------
Effective October 31, 1994, the Company, through its wholly-owned Canadian subsidiary, acquired certain assets related to the laboratory supply business of Canlab, a division of Baxter International, for approximately $13.9 million. The acquisition was accounted for under the purchase method of accounting and was funded through the Companys then-outstanding secured term loan. Canlabs results of operations have been included in the consolidated results of operations since the date of acquisition. The acquisition resulted in $5.1 million of excess of cost over net assets acquired which is being amortized over 40 years. In the fourth quarter of 1994, as a result of the acquisition, VWR terminated certain of its employees and closed certain facilities. The total cost of these actions, which was expensed in 1994, was $.9 million.

The following unaudited pro forma information has been prepared assuming that the Baxter Industrial acquisition and the Canlab acquisition and related financings had occurred at the beginning of the year prior to the year of acquisition. Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense from the acquisition debt; and related income tax effects. Cost savings from combining the operations are not reflected because it is not practical to do so. Also, Baxter Industrials inventory, as reflected in cost of sales, is valued at the lower of cost (determined on a first-in, first-out basis) or market in the pro forma information below. Cost of sales for 1995 and 1994 has not been adjusted to give the pro forma effect of adopting VWRs accounting policy of valuing inventory on the last-in, first-out method because it is not possible to calculate the pro forma adjustments.

                                             Year Ended December 31,
(In thousands, except per share data)           1995         1994
---------------------------------------------------------------------

Sales                                      $ 1,072,789    $ 1,036,493
Net income                                 $     1,219    $     3,455
Earnings Per Share                         $      0.05    $      0.16
Weighted average number
  of shares outstanding                         22,220         21,394

The unaudited pro forma information is provided for information purposes only and does not purport to be indicative of VWRs results of operations that would actually have been achieved had the Baxter Industrial and Canlab acquisitions and related financing transactions been completed for the periods presented, or results that may be obtained in the future.

In connection with the combination of the Baxter Industrial business with VWR, the Company made organizational and facility location decisions involving the Companys selling and distribution activities. Certain costs related to activities of the Baxter Industrial business have been considered in the allocation of the purchase price of the acquired business, and the additional costs related to VWRs existing operations were expensed. Acquisition-related expenses consist of lease termination costs related to the decision to upgrade the Companys computer hardware; severance and relocation of VWR employees; training of the combined sales force regarding the transition; consulting services; inventory relocation and other incremental costs related to the acquisition. The Company allocated $3.6 million to the purchase price and expensed $5.1 million and $3.8 million as acquisition-related expenses in 1996 and 1995, respectively, which have been substantially funded as of December 31, 1996. As these efforts are substantially complete, future acquisition-related expenses are not expected to be material.

3. INVENTORIES
   -----------
Inventories consist of purchased goods for sale and are valued at the lower of cost or market. Cost determined using the last-in, first-out (LIFO) method comprised 89% and 81% of inventory carrying value at December 31, 1996 and 1995, respectively. Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.

LIFO cost at December 31, 1996 and 1995, was approximately $30.8 million and $28.8 million, respectively, less than current cost.

4. FIXED ASSETS
   ------------
Net property and equipment at December 31, 1996 and 1995, is:

(Thousands of dollars)                         1996             1995
---------------------------------------------------------------------
Land                                        $   738           $ 2,130
Buildings                                    15,504            10,249
Equipment and computer software              72,182            56,437
Construction in progress                        177             2,687
                                            -------------------------
                                             88,601            71,503
Less accumulated depreciation               (40,417)          (33,855)
                                            -------------------------
Net property and equipment                  $48,184           $37,648
                                            =========================

Depreciation expense for the years ended December 31, 1996, 1995, and 1994, was $7.2 million, $6.6 million, and $6.3 million, respectively.

5. ACCRUED LIABILITIES
   -------------------
Included in accrued liabilities is accrued compensation of approximately $7.7 million and $9.0 million at December 31, 1996 and 1995, respectively. Accrued service costs under the Baxter Industrial Services Agreement (see Note 14) were $1.9 million and $6.6 million at December 31, 1996 and 1995, respectively.

6. FOREIGN CURRENCY TRANSACTIONS
   -----------------------------
The Company supplies product to its Canadian subsidiary for sale to the subsidiarys Canadian customers. The Company has entered into forward exchange contracts to fix the rate of exchange on the Canadian dollar payments made to the Company upon settlement of the intercompany accounts related to those shipments to its subsidiary. As of December 31, 1996, the Company had approximately $1.0 million of forward exchange contracts outstanding. Net transaction gains and losses under the contracts are not material and are included in interest expense and other.

7. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES
   ----------------------------------------------
On September 14, 1995, the Company entered into a five-year Credit Facility consisting of a five-year $135 million amortizing term loan (the Term Loan) and a $150 million revolving line of credit (the Revolver). During 1996, the Company made $25.6 million in mandatory principal payments on the Term Loan and increased the Revolvers limit to $175 million to fund working capital requirements through December 31, 1997, at which time the Revolver limit will revert to $150 million. The Revolver provides for the ability to borrow the equivalent in Canadian dollars up to $17 million U.S. dollars. The Term Loan and Revolver are secured by liens on substantially all of the Companys tangible and intangible property, excluding real estate. Borrowings under the

Revolver are limited to 85% of eligible accounts receivable and 50% of eligible inventory. Both the Term Loan and the Revolver bear interest rates based on the London Interbank Offered Rate (LIBOR) or the prime rate, plus the applicable margin. The Company is required to pay commitment fees on the unused portion of the Revolver of between .20% and .50%. The margin on interest and the commitment fees will vary depending on the relationship between the Companys earnings before interest, taxes, depreciation and amortization (EBITDA) and aggregate borrowings under the Credit Facility.

The Credit Facility includes various financial covenants of the Company, with respect to minimum EBITDA, maximum senior leverage ratio, minimum interest coverage, minimum net worth, and minimum fixed-charge coverage ratio.

The Credit Facility prohibits the Company from paying dividends and making other distributions (except for the issuance of common shares as required by the Debenture) and has change-of-control provisions.

On September 15, 1995, in conjunction with the Baxter Industrial acquisition, the Company issued the Debenture to EML in the principal amount of $135 million. The Debenture was subsequently assigned to another affiliate of EML. The Debenture matures in a single installment on September 15, 2005 and is subordinated to the Companys obligations under the Credit Facility. Interest is payable on the unpaid principal of the Debenture quarterly at 13% per annum by: common shares of the Company issued up to an amount that enabled EML to obtain an ownership percentage of 49.89% in the Company based on a fixed price of $12.44 per share; deferral until September 15, 1997 to be paid with accumulated interest thereon at maturity; and cash beginning thereafter.

At December 31, 1996 and 1995, the approximate weighted average interest rate on borrowings under the outstanding Credit Facility was 7.4% and 7.8%, respectively. Interest expense under the credit facilities for the years ended December 31, 1996, 1995, and 1994, was $17.6 million, $9.6 million, and $4.8 million, respectively, resulting in a weighted average interest rate of 7.4%, 8.2%, and 7.0%, respectively.

The carrying values of the Revolver and Term Loan approximate their fair values. The fair value of the Debenture is not readily determinable.

In connection with the Credit Facility and Debenture, the Company incurred approximately $5.0 million of debt issuance cost. Such amounts are included in other assets and are being amortized to interest expense using the effective interest rate method related to the Term Loan and Debenture, and the straight-line method related to the Revolver. Total amortization of debt issuance costs (included in interest expense and other) for the years ended December 31, 1996 and 1995 was $1.3 million and $.3 million, respectively.

Aggregate maturities of long-term debt are as follows: 1997-$22.5 million; 1998-$30.0 million; 1999-$32.5 million; 2000-$166.7 million; and $138.8 million in 2005. The Term Loan contains a mandatory prepayment provision based on the Companys EBITDA, net of capital expenditures and other adjustments, which requires the Company to pay down the Term Loan by an additional $5.7 million in 1997. Such paydown can be funded from the Revolver and accordingly is classified as long-term at December 31, 1996.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the swaps are based upon obligations under the Credit Facility and expected actual debt levels during a four-year period. The Company provides protection to meet actual exposures and does not speculate in derivatives. At December 31, 1996, the Company had a notional amount of $160 million of swaps in effect. These swaps expire between 1997 and 2000. The amount of floating rate debt protected by the swaps ranges from $160 million to $25 million during the period outstanding with fixed rates ranging from 5.3% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. At December 31, 1996, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a receivable of approximately $.5 million. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the interest rate difference between the contracts fixed rate and the then-current replacement rate. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparties.


8. INCOME TAXES
   ------------
Taxes on income are based on income (loss) before income taxes as follows:

(Thousands of dollars)                   1996         1995        1994
-----------------------------------------------------------------------
Domestic                               $10,187      $2,351      $3,470
Canada                                   1,618         675        (449)
                                   ------------------------------------
                                       $11,805      $3,026      $3,021
                                   ====================================

The provision for income taxes consists of:

(Thousands of dollars)                   1996         1995        1994
-----------------------------------------------------------------------
Current:
   Federal                            $    70       $  487      $1,652
   State                                                44         170
   Foreign                                428
                                   ------------------------------------
                                          498          531       1,822
                                   ------------------------------------
Deferred:
  Federal                               3,460          481        (276)
  State                                   603         (183)       (213)
  Foreign                                 221          262        (365)
                                   ------------------------------------
                                        4,284          560        (854)
                                   ------------------------------------
Total tax provision                   $ 4,782       $1,091      $  968
                                   ====================================

The reconciliation of tax computed at the federal statutory tax rate of 35% of income before income taxes to the actual income tax provision is as follows:

(Thousands of dollars)                   1996         1995        1994
-----------------------------------------------------------------------
Statutory tax                         $ 4,132       $1,059      $1,058
State income taxes net
  of federal tax benefit                  392          (93)        (29)

Foreign rate differential                 151

Other net                                 107          125         (61)
                                    ------------------------------------
Total tax provision                   $ 4,782       $1,091      $  968
                                    ====================================

Deferred tax liabilities (assets) as of December 31, 1996 and 1995 are comprised of the following:

(Thousands of dollars)                             1996           1995
-----------------------------------------------------------------------
Depreciation                                      $4,861        $5,297
Pension                                            3,077         2,250
Goodwill amortization                              8,385         1,673
                                                -----------------------
  Deferred tax liabilities                        16,323         9,220
                                                -----------------------
Postretirement benefits                             (788)         (763)
Other compensation benefits                       (1,759)       (1,366)
Net operating loss carryforwards                  (1,021)         (504)
Inventory capitalization                          (1,175)         (427)
Other net                                         (2,505)         (573)
                                                -----------------------
  Deferred tax assets                             (7,248)       (3,633)
                                                -----------------------
Net deferred tax liability                        $9,075        $5,587
                                                =======================

During 1996, the Company utilized $.8 million of Canadian net operating loss carryforwards which reduced goodwill by $.4 million. Net current deferred tax assets are $2.3 million and $1.6 million at December 31, 1996 and 1995, respectively. The Company has state net operating loss carryforwards which expire at various times through 2003.

9. SHAREHOLDERS EQUITY
   --------------------
In April 1995, EML purchased from the Company 1,818,181 common shares (at a price per share of $11) and a warrant (the Warrant) to purchase an additional 967,015 shares (at a price per share of $11). In connection with the Baxter Industrial acquisition on September 15, 1995, EML purchased 6,832,797 common shares at a price of $12.44 and exercised the Warrant, raising its beneficial ownership of the Company to 46%. In connection with the agreement to purchase such securities, EML entered into a Standstill Agreement with the Company, pursuant to which EML agreed that it and its affiliates would not, subject to certain specified exceptions, for a period of four years, increase its beneficial ownership of the Companys common shares above 49.89% without the prior consent of the Company. Under the terms of the Debenture, interest was payable in common shares, at an issue price per share of $12.44, until EMLs beneficial ownership reached 49.89%. EML owns 49.89% of the issued and outstanding common shares as of December 31, 1996.

During 1995, the Company retired 253,551 shares of treasury stock resulting in a $.9 million and $1.4 million reduction of additional paid-in capital and retained earnings, respectively.

Shareholder Rights Agreement
----------------------------
On May 20, 1988, the Company established a Shareholder Rights Agreement. The Agreement is designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares. On February 23, 1995, the Company amended the Agreement to change the definition of Acquiring Person to exclude any purchaser who has an agreement with the Company, executed prior to the date of acquiring 20% or more of the Companys common stock, which imposes one or more thresholds on the amount of the purchasers ownership of the Companys common stock. The Amendment also provides that the Agreement be governed by the laws of the Commonwealth of Pennsylvania instead of the laws of the State of Delaware.

Under the Agreement, the Company has distributed a dividend of one Right for each outstanding share of the Companys stock. When exercisable, each Right will entitle its holder to buy two shares of the Companys common stock at $45.00 per share. The Rights will become exercisable if an Acquiring Person, as defined, acquires or makes an offer to acquire 20 percent of the Companys common stock. In the event that a purchaser acquires 20 percent of the common stock, each Right shall entitle the holder, other than the Acquiring Person, to purchase, at the Rights then-current full exercise price, shares of the Companys common stock having a market value of twice the then-current full exercise price of the Right. In the event that, under certain circumstances, the Company is acquired in a merger or transfers 50 percent or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the full exercise price of the Right. The Rights, which expire on May 31, 1998, may be redeemed by the Company at a price of $.005 per Right.

10. STOCK AND INCENTIVE PROGRAMS
    ----------------------------
Effective January 1, 1996, the Company adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation. The Company continues to use the accounting method under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Companys employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has two stock incentive plans, the 1986 Stock Incentive Plan (1986 Plan), under which the ability to grant options expired in 1996, and the 1995 Stock Incentive Plan (1995 Plan). Shares of the Company granted under these two plans are in non-qualified and incentive stock options or restricted stock awards. In addition to outstanding options under both the 1986 Plan and 1995 Plan, 931,000 shares were available for issuance under the 1995 Plan at December 31, 1996.

Restricted Stock Awards
-----------------------
The Companys restricted stock awards provide for grants of common stock to certain directors, officers, and managers. The vesting periods range from one to five years. The fair market value of the stock at the date of grant establishes the compensation amount, which is amortized to operations over the vesting period. During the years ended December 31, 1996, 1995, and 1994, the Company granted 4,230, 52,589, and 21,816 shares, respectively, at fair market values of approximately $.1 million, $.6 million, and $.2 million, respectively.

Stock Options
-------------
Under the 1986 Plan, options, which vest over 3 to 10 years, have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at the date of grant. The options granted under the 1995 Plan become exercisable at the earlier of nine years following issuance or 50% when the market value (as defined) of the Companys common stock reaches 150% of the market value at the date of grant for 20 consecutive days and the remaining 50% when the market value (as defined) reaches 175% of the market value at the date of grant for 20 consecutive days.

Changes in options outstanding were:

                                                           Average
                                          Shares            Price
-------------------------------------------------------------------
Outstanding at December 31, 1993         405,819           $ 8.61
 Exercised                               (22,007)            6.14
 Granted                                   5,000            10.00
 Cancelled                               (32,845)            7.75
                                   --------------------------------
Outstanding at December 31, 1994         355,967             8.86
 Exercised                               (47,166)            7.87
 Granted                               1,020,000            12.00
 Cancelled                               (87,200)           11.67
                                   --------------------------------
Outstanding at December 31, 1995       1,241,601            11.28
 Exercised                               (43,983)            7.03
 Granted                                 189,000            13.25
 Cancelled                               (60,000)           12.00
                                   --------------------------------
Outstanding at December 31, 1996       1,326,618           $11.67
                                   ================================

At December 31, 1996, there were 168,178 options exercisable at an average price of $8.85. The exercise price of outstanding options at December 31, 1996 ranged from $7.79 to $16.00 and have a weighted average remaining life of 8 years.

Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Companys Stock Option Plans have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in managements opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 5.6%; no dividends; a volatility factor of the expected market price of the Companys common stock of .416 and a weighted-average expected life of the options of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options ($6.99 for the 1996 grants and $6.31 for the 1995 grants) is amortized to expense over the options assumed vesting period. SFAS No. 123 requires only that the income effects of options granted during 1995 and 1996 be included in the pro forma disclosures. Since a portion of the Companys stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported, below, is not representative of the effect of fair value stock option expense on future years pro forma net income. The Companys pro forma information follows:

For the year ended December 31,               1996           1995
---------------------------------------------------------------------
Pro forma net income                         $6,152         $1,717

Pro forma earnings per share                 $  .28         $  .12

Savings Investment Plan
-----------------------
The Company has a savings investment plan whereby it matches 50% of the employees contribution up to 3% of the employees pay. For employee contributions between 3% and 7.5% of their pay, the Company will match 50% of the contribution within prescribed limits based on the Companys profitability for the year. All Company contributions are used to buy common shares of the Company. Expenses under this plan for the years ended December 31, 1996, 1995, and 1994, were $.9 million, $.7 million, and $.6 million, respectively.

Employee Stock Ownership Plan
-----------------------------
In September 1990, the Company established an employee stock ownership plan
(ESOP) by, in effect, contributing 400,000 treasury shares ($2.9 million fair value) to the ESOP of which 198,040 shares are allocated to participants at December 31, 1996. All full-time and part-time employees, except certain union employees, are eligible to participate in the plan.

The ESOP shares will be allocated equally to individual participants accounts over a period up to ten years. Vesting occurs equally over an employment period of five years at which time the employee is 100% vested in the plan. The total number of shares to be allocated in a year is the higher of an amount based on the Companys profitability or the minimum allocation required per the ESOP agreement. Expenses are recognized based on shares allocated for the year and are reduced for dividends paid, if any, on unallocated shares.


11. POSTRETIREMENT BENEFITS
    -----------------------

Pension Plans
-------------
The Company has two defined benefit pension plans covering substantially all of its domestic employees, except for employees covered by independently operated collective bargaining plans. Pension benefits are based on years of credited service and the highest five consecutive years average compensation.

Contributions to the Company plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). The total VWR plans funding status and the amounts recognized in the Companys Consolidated Balance Sheets at December 31, 1996 and 1995, are:

 (Thousands of dollars)                      1996             1995
---------------------------------------------------------------------
Actuarial present value of plan
  benefit obligations:

  Vested benefit obligation                $37,777          $38,237
  Nonvested benefit obligation               1,541            1,209
                                        -----------------------------
  Accumulated benefit obligation           $39,318          $39,446
                                        =============================
Projected benefit obligation               $44,927          $45,232
Plan assets at fair value                  (50,044)         (43,172)
                                        -----------------------------
Plan assets (in excess of) less than
  projected benefit obligation              (5,117)           2,060
Prior service costs not yet recognized
  in net periodic pension cost                 464              594
Unrecognized net transition obligation        (267)            (269)
Unrecognized actuarial loss                   (788)          (7,351)
                                        -----------------------------
Prepaid pension expense included in
  consolidated balance sheets              $(5,708)         $(4,966)
                                        =============================

The assets of the Company plans consist primarily of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.

Net pension expense under the Company plans includes the following components:

(Thousands of dollars)                 1996         1995         1994
----------------------------------------------------------------------
Service cost (benefits earned
  during the year)                    $2,234       $1,353      $1,516
Interest cost on projected
  benefit obligation                   3,289        3,051       2,922
Actual return on plan assets          (6,828)      (9,501)       (116)
Net amortization and deferral          2,706        6,342      (2,714)
                                  ------------------------------------
Net pension expense                   $1,401       $1,245      $1,608
                                  ====================================

The assumptions used were:
  Discount rate                        8.00%         7.50%      8.75%
  Rate of increase in
   compensation levels                    4%            4%         4%
  Expected long-term rate of
   return on plan assets                 10%           10%        10%

The Company maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan in 1996, 1995, and 1994 were approximately $.2 million, $.1 million, and $.2 million, respectively.

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans for each of the years ended December 31, 1996, 1995, and 1994, were $.5 million, $.3 million, and $.2 million, respectively, as determined in accordance with negotiated labor contracts.

Retiree Medical Benefits Program
--------------------------------
Employees retired as of December 31, 1992 and active employees who reached age 55 by December 31, 1992 are eligible to participate in the Companys retiree health plan (the Plan). There are also certain provisions for participation by spouses. The Plan is contributory, with retiree contributions based on years of service, and includes other co-payment and co-insurance provisions.

The Company does not fund the Plan. The actuarially determined liability of the Plan at December 31, 1996 and 1995 is as follows:

(Thousands of dollars)                       1996            1995
-------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                  $1,772         $1,994
  Eligible active participants                  62             65
  Other active participants                     47             70
  Unrecognized net loss                        (48)          (206)
                                         --------------------------
Accrued postretirement benefit obligation   $1,833         $1,923
                                         ==========================

The net periodic postretirement benefit cost includes the following components:

                                     1996         1995        1994
-------------------------------------------------------------------
  Service cost                      $   3        $   4       $   6
  Interest cost                       141          162         139
  Net amortization and deferral                                 (3)
                                  ---------------------------------
                                    $ 144        $ 166       $ 142
                                  =================================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 10% for 1996 declining 1% per year to a level of 5.4% in 2001 and thereafter. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 9%; the annual service and interest cost components in the aggregate would not be materially affected. An 8.0% discount rate was used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 7.50% was used at December 31, 1995.

12. LEASES
    ------
The Company leases office and warehouse space, computer equipment, and automobiles under operating leases, certain of which extend up to 18 years, subject to renewal options.

Rental expense was $9.8 million, $5.4 million, and $5.2 million for the years ended December 31, 1996, 1995, and 1994, respectively.

Future minimum lease payments as of December 31, 1996, under noncancelable operating leases having initial lease terms of more than one year are:

Years Ending December 31
(Thousands of dollars)
------------------------------------------------------------------
1997                                                  $ 6,682
1998                                                    6,085
1999                                                    5,117
2000                                                    4,551
2001                                                    3,702
Thereafter                                             28,528
                                                      -------
Total minimum payments                                $54,665
                                                      =======

13. CONTINGENCIES AND COMMITMENTS
    -----------------------------
The Company is involved in various environmental, contractual, and product liability cases and claims, which are considered routine to the Companys business. In the opinion of management, the potential financial impact of these matters is not material to the consolidated financial statements.


14. MATERIAL AGREEMENTS
    -------------------

Services Agreement
------------------
The Company entered into a Services Agreement with Baxter Healthcare to provide for an orderly transfer of the Baxter Industrial business to the Company. Under the Services Agreement, Baxter Healthcare was required to continue to provide the same type of services to the customers of the Baxter Industrial business as it had provided prior to VWRs completion of the Baxter Industrial acquisition. Such services include order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment. On September 30, 1996, Baxter International spun off its United States healthcare distribution, surgical and respiratory therapy products and healthcare cost management businesses as Allegiance Corporation (Allegiance). Allegiance has assumed Baxter Healthcares responsibilities under the Services Agreement and has assumed certain rights under the Distribution Agreement.

While the term of the Services Agreement is for two years, upon prior notice, the Company has directed Baxter Healthcare and Allegiance to discontinue the provision of services on a regional basis as the Baxter Industrial business was transitioned to VWR facilities. No service fees were payable for services under the Services Agreement during the first three months of the term of the agreement. The Company has been required to make payments during the remaining term of the Services Agreement at the rate of 5.5% of the sales to customers of the Baxter Industrial business which are serviced by Baxter Healthcare or Allegiance; provided, however, the Company was obligated to pay a minimum of $18.6 million to Baxter Healthcare and Allegiance.

The Company expensed $11.3 million and $6.6 million in 1996 and 1995, respectively, under the Services Agreement using an effective-rate method. Upon the cessation of services by Baxter Healthcare or Allegiance at a particular facility, the Company has been required to purchase the inventory of laboratory supplies and equipment held for sale to customers of the Baxter Industrial business. At December 31, 1996, the Baxter Industrial inventory held by Allegiance was approximately $8.8 million.

Distribution Agreement
----------------------
In connection with the Baxter Industrial Acquisition, the Company entered into a Distribution Agreement with Baxter Healthcare pursuant to which Baxter Healthcare has granted to the Company the right to sell and distribute for nonpatient use (anywhere except in Canada and Japan) certain products and accessories manufactured by Baxter Healthcare and its affiliates. On September 30, 1996, Allegiance assumed certain rights under the Distribution Agreement. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each fiscal year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare and Allegiance an amount, in each case, equal to their share of any such deficiency. The Company satisfied the minimum aggregate requirement of $63 million for the contract year ended September 30, 1996. The minimum aggregate requirements for each of the remaining years, which are subject to annual adjustment, are $71 million, $82 million, $89 million, and $96 million.


15. TRANSACTIONS WITH AFFILIATES
    ----------------------------
On January 1, 1994, the Company formed a joint venture with Merck KGaA of Germany and acquired an interest in Bender & Hobein GmbH, a distributor of laboratory supplies and equipment in Germany for $2.9 million. In 1996, VWR exercised its right under the agreement to sell its interest to Merck KGaA at no gain or loss to the Company.

In the ordinary course of business, the Company purchases inventory from affiliates of Merck KGaA. Such purchases represent less than 5% of total purchases.


16. RESTRUCTURING AND OTHER CHARGES
    -------------------------------
In December 1994, the Company made the decision to consolidate certain sales offices and functions. As a result, the Company incurred in 1995 approximately $1.2 million in charges which were primarily for severance and other personnel-related costs. Due to the effects of the Baxter Industrial acquisition, the Company was not able to measure the benefits related to these costs which are classified as operating expenses.

17.  QUARTERLY FINANCIAL DATA (Unaudited)
------------------------------------------------------------------------------

(Thousands of dollars,                 Gross    Operating    Net     Earnings
except per share data)       Sales     Margin    Income     Income   (Loss)Per
                                                            (Loss)   Share
------------------------------------------------------------------------------
Year Ended - December 31, 1996

      First Quarter     $  276,458    $ 62,106    $12,298    $2,110    $  .10
      Second Quarter       278,961      63,149     14,265     3,073       .14
      Third Quarter        289,280      63,962     15,910     3,960       .18
      Fourth Quarter       272,587      57,690      6,159    (2,120)     (.09)
                        ----------    --------    -------    ------     -----
Total                   $1,117,286    $246,907    $48,632    $7,023    $  .32
                        ==========    ========    =======    ======    ======

Year Ended - December 31, 1995

      First Quarter       $146,376    $ 30,932    $ 2,405    $  560    $  .05
      Second Quarter       144,810      32,050      2,513       719       .06
      Third Quarter        170,979      38,943      5,076     1,312       .09
      Fourth Quarter       256,519      57,194      7,835      (656)     (.03)
                          --------    --------    -------    ------     -----
Total                     $718,684    $159,119    $17,829    $1,935    $  .13*
                          ========    ========    =======    ======    ======



Note: The quarterly results of operations are impacted by the Baxter Industrial acquisition in September 1995. The 1996 amounts include Baxter Industrial acquisition-related expenses of $1,188, $1,845, $1,093 and $1,002 for the first, second, third and fourth quarters, respectively. Third and fourth quarter 1995 amounts include Baxter Industrial acquisition-related expenses of $2,067 and $1,694, respectively.

* The sum of the quarterly earnings (loss) per share does not equal the total earnings per share due to different weighted average share amounts outstanding for quarterly and annual reporting purposes.

REPORT OF INDEPENDENT AUDITORS
------------------------------
To the Shareholders of VWR Scientific Products Corporation:

We have audited the consolidated balance sheets of VWR Scientific Products Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VWR Scientific Products Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     BY (SIGNATURE)



                                                     ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 27, 1997

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------    --------------------------------------------------------------
          None


PART III.
--------

ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    ---------------------------------------------------
The information required by this item is incorporated by reference from the section captioned Election of Directors and the section captioned Ownership of VWR Scientific Products Corporation Common Shares - Section 16(a) Beneficial Ownership Reporting Compliance contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 10, 1997.

Information regarding executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11. - EXECUTIVE COMPENSATION
-------    ----------------------
The information required by this item is incorporated by reference from the sections captioned Fees to Directors and Committees of the Board and Executive Compensation contained in the Companys definitive Proxy
Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 10, 1997.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------    ----------------------------------------------------------

The information required by this item is incorporated by reference from the section captioned Ownership of VWR Scientific Products Corporation Common Shares contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 10, 1997.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

The information required by this item is incorporated by reference from the section captioned Election of Directors contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 10, 1997.

PART IV.
-------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ------------------------------------------------------------
(a)(1)     Financial Statements

The following financial statements have been included as part of this report:

                                                       Form 10-K
                                                         Page
                                                       ---------
Consolidated Statements of Operations                     17
Consolidated Balance Sheets                               18
Consolidated Statements of Cash Flows                     20
Consolidated Statements of Shareholders' Equity           22
Notes to Consolidated Financial Statements                25
Report of Independent Auditors                            43

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

  (3)  Exhibits
          Exhibit Number and Description
          ------------------------------

2(a) Asset Purchase Agreement dated as of May 24, 1995 by and among VWR
     Corporation, Baxter Healthcare Corporation and EM Laboratories, Incorporated; incorporated by reference to Exhibit VI of Registrants definitive proxy statement filed with the Commission on August 11, 1995.

2(b) Amendment to Asset Purchase Agreement dated as of September 15, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and
     EM Laboratories, Incorporated; incorporated by reference to Exhibit 2(b) of the Registrants Form 8-K dated September 15, 1995.

2(c) Agreement and Plan of Merger between VWR Corporation and
     VWR New Corporation; incorporated by reference to Exhibit 2 of the Registrants Form 10-K for the year ended December 31, 1994.

3(a) Amended and Restated Articles of Incorporation; incorporated by reference to Exhibit 3 of the Registrants Form 10-K for the year ended December 31, 1994.

3(b) Amendment to Articles of Incorporation dated September 15, 1995;
     incorporated by reference to Exhibit 1 of the Registrants Form 8-K dated September 15, 1995.

3(c) Amended and Restated Bylaws; incorporated by reference to Exhibit 3.1 of the Registrants Form 10-K for the year ended December 31, 1994.

4(a) Rights Agreement dated as of May 20, 1988 between VWR Corporation and The First Jersey National Bank (filed as an exhibit to the Registrants Form 8-A dated May 23, 1988, and incorporated herein by reference).

4(b) Amendment No. 1, dated as of February 23, 1995, to Rights Agreement, dated as of May 20, 1988, between VWR Corporation and First
     Interstate Bank of Washington, N.A., successor to The First
     Jersey National Bank; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated February 23. 1995.

4(c) Standstill Agreement between VWR Corporation and EM Industries,
     Incorporated dated February 27, 1995; incorporated by reference to
     Exhibit 4(a) of Registrants Form 8-K dated April 13, 1995.

4(d) Amendment Number One to the Standstill Agreement dated September
     15, 1995 by and among VWR Corporation, EM Industries, Incorporated and EM Laboratories, Incorporated; incorporated by reference to
     Exhibit 4(b) of the Registrants Form 8-K dated September 15, 1995.

4(e) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of

     EM Laboratories, Incorporated; incorporated by reference to
     Exhibit 4(c) of the Registrants Form 8-K dated September 15, 1995.

4(f) Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al; incorporated by reference to Exhibit 4(d) of the Registrants Form 8-K dated September 15, 1995.

4(g) Term Note dated September 15, 1995 in the principal sum of $135,000,000; incorporated by reference to Exhibit 4(e) of the Registrants Form 8-K dated September 15, 1995.

4(h) Revolving Credit Note dated September 15, 1995 in the principal sum of $150,000,000; incorporated by reference to Exhibit 4(f) of the Registrants Form 8-K dated September 15, 1995.

4(i) Warrant to Purchase Common Shares of VWR Corporation dated April
     13, 1995; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated April 13, 1995.

4(j) Amended and Restated Credit Agreement by and among VWR
     Corporation and its Subsidiaries and CoreStates Bank, N.A.
     for itself and as agent, Seattle-First National Bank, Bank of America Canada, and PNC Bank, National Association dated October 27, 1994; incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1994.

4(k) Amendment No. 1 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al;
     included herein.

4(l) Amendment No. 2 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al;
     included herein.

4(m) Amendment No. 3 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al;
     included herein.

10(a) Common Share and Debenture Purchase Agreement dated as of May 24,
      1995 between VWR Corporation and EM Industries, Incorporated; incorporated by reference to Exhibit II of Registrants definitive proxy statement filed with the Commission on August 11, 1995.

10(b) Distribution Agreement between VWR Corporation and Baxter
      Healthcare Corporation dated as of September 15, 1995;
      incorporated by reference to Exhibit 10(b) of the Registrants Form 8-K dated September 15, 1995.

10(c) Services Agreement between VWR Corporation and Baxter Healthcare
      Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(c) of the Registrants Form 8-K dated September 15, 1995.

10(d) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrants Form 8-K dated September 15, 1995. (1)

10(e) Change of Control agreement between VWR Corporation and
      Paul J. Nowak; incorporated by reference to Exhibit 10 of the Registrants Form 10-K Report for the year ended
      December 31, 1992. (1)

10(f) VWR Corporation Executive Bonus Plan dated January 1, 1990;
      incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991. (1)

10(g) VWR Corporation Supplemental Benefits Plan dated November 1,
      1990; incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991. (1)

11   Computation of Per Share Earnings

21   Subsidiaries of the Company

23   Consent of Independent Auditors

24   Power of Attorney

27 Financial Data Schedule for year ended December 31, 1996 (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).


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



Date                                        BY (SIGNATURE)



                                            David M. Bronson
                                            Senior Vice President Finance
                                           (Principal Financial and
                                            Accounting Officer)

    DIRECTORS
James W. Bernard
Richard E. Engebrecht
Jerrold B. Harris
Wolfgang Honn                                BY (SIGNATURE)
Dieter Janssen
Stephen J. Kunst
Edward A. McGrath, Jr.
Donald P. Nielsen
N. Stewart Rogers                            Jerrold B. Harris
Harald Schroder
Walter W. Zywottek                           Attorney-in-fact
                                             Power of Attorney
                                             dated March 26, 1997

                                             Date: March 26, 1997

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                       ------------------------------------

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------
                             (Thousands of dollars)

                     Balance at  Charged to                           Balance
                     Beginning   Costs and                            at End
Description          of Year     Expenses   Deductions (1)   Other    of Year
-----------          ---------   ---------- --------------   -----   ---------
Allowances for losses
  (deducted from trade
  receivables) for:


Year Ended
  December 31, 1996    $739        $909          $939        $800 (2) $1,505
                       ====        ====          ====        ====     ======

Year Ended
  December 31, 1995    $619        $876          $756                 $  739
                       ====        ====          ====                 ======


Year Ended
  December 31, 1994    $259        $656          $554        $258 (3) $  619
                       ====        ====          ====        ====     ======




     (1)  Uncollectible accounts written off, net of recoveries.
     (2) Reserves established in connection with the Baxter Industrial acquisition.
     (3)  Reserves established in connection with the Canlab acquisition

     Exhibit Index
     Exhibit Number and Description
     ------------------------------

2(a) Asset Purchase Agreement dated as of May 24, 1995 by and among VWR
     Corporation, Baxter Healthcare Corporation and EM Laboratories, Incorporated; incorporated by reference to Exhibit VI of Registrants definitive proxy statement filed with the Commission on August 11, 1995.

2(b) Amendment to Asset Purchase Agreement dated as of September 15, 1995 by and among VWR Corporation, Baxter Healthcare Corporation and
     EM Laboratories, Incorporated; incorporated by reference to Exhibit 2(b) of the Registrants Form 8-K dated September 15, 1995.

2(c) Agreement and Plan of Merger between VWR Corporation and
     VWR New Corporation; incorporated by reference to Exhibit 2 of the Registrants Form 10-K for the year ended December 31, 1994.

3(a) Amended and Restated Articles of Incorporation; incorporated by reference to Exhibit 3 of the Registrants Form 10-K for the year ended December 31, 1994.

3(b) Amendment to Articles of Incorporation dated September 15, 1995;
     incorporated by reference to Exhibit 1 of the Registrants Form 8-K dated September 15, 1995.

3(c) Amended and Restated Bylaws; incorporated by reference to Exhibit 3.1 of the Registrants Form 10-K for the year ended December 31, 1994.

4(a) Rights Agreement dated as of May 20, 1988 between VWR Corporation and The First Jersey National Bank (filed as an exhibit to the Registrants Form 8-A dated May 23, 1988, and incorporated herein by reference).

4(b) Amendment No. 1, dated as of February 23, 1995, to Rights Agreement, dated as of May 20, 1988, between VWR Corporation and First
     Interstate Bank of Washington, N.A., successor to The First
     Jersey National Bank; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated February 23. 1995.

4(c) Standstill Agreement between VWR Corporation and EM Industries,
     Incorporated dated February 27, 1995; incorporated by reference to
     Exhibit 4(a) of Registrants Form 8-K dated April 13, 1995.

4(d) Amendment Number One to the Standstill Agreement dated September
     15, 1995 by and among VWR Corporation, EM Industries, Incorporated and EM Laboratories, Incorporated; incorporated by reference to
     Exhibit 4(b) of the Registrants Form 8-K dated September 15, 1995.

4(e) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of

     EM Laboratories, Incorporated; incorporated by reference to
     Exhibit 4(c) of the Registrants Form 8-K dated September 15, 1995.

4(f) Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al; incorporated by reference to Exhibit 4(d) of the Registrants Form 8-K dated September 15, 1995.

4(g) Term Note dated September 15, 1995 in the principal sum of $135,000,000; incorporated by reference to Exhibit 4(e) of the Registrants Form 8-K dated September 15, 1995.

4(h) Revolving Credit Note dated September 15, 1995 in the principal sum of $150,000,000; incorporated by reference to Exhibit 4(f) of the Registrants Form 8-K dated September 15, 1995.

4(i) Warrant to Purchase Common Shares of VWR Corporation dated April
     13, 1995; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated April 13, 1995.

4(j) Amended and Restated Credit Agreement by and among VWR
     Corporation and its Subsidiaries and CoreStates Bank, N.A.
     for itself and as agent, Seattle-First National Bank, Bank of America Canada, and PNC Bank, National Association dated October 27, 1994; incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1994.

4(k) Amendment No. 1 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al;
     included herein on page 54.

4(l) Amendment No. 2 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al;
     included herein on page 65.

4(m) Amendment No. 3 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al;
     included herein on page 76.

10(a) Common Share and Debenture Purchase Agreement dated as of May 24,
      1995 between VWR Corporation and EM Industries, Incorporated; incorporated by reference to Exhibit II of Registrants definitive proxy statement filed with the Commission on August 11, 1995.

10(b) Distribution Agreement between VWR Corporation and Baxter
      Healthcare Corporation dated as of September 15, 1995;
      incorporated by reference to Exhibit 10(b) of the Registrants Form 8-K dated September 15, 1995.

10(c) Services Agreement between VWR Corporation and Baxter Healthcare
      Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(c) of the Registrants Form 8-K dated September 15, 1995.

10(d) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrants Form 8-K dated September 15, 1995.

10(e) Change of Control agreement between VWR Corporation and
      Paul J. Nowak; incorporated by reference to Exhibit 10 of the Registrants Form 10-K Report for the year ended December 31, 1992.

10(f) VWR Corporation Executive Bonus Plan dated January 1, 1990;
      incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991.

10(g) VWR Corporation Supplemental Benefits Plan dated November 1,
      1990; incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991.

11   Computation of Per Share Earnings, page 87.

21   Subsidiaries of the Company, page 88.

23   Consent of Independent Auditors, page 89

24   Power of Attorney, page 90.

27 Financial Data Schedule for year ended December 31, 1996 (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).