Form 10-Q
period 1997-03-31
VWR SCIENTIFIC PRODUCTS CORP
filed 1997-05-06
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

          Class                                  Outstanding at April 30, 1997
------------------------------------------------------------------------------
Common stock, par value $1.00                        22,346,498 shares

VWR SCIENTIFIC PRODUCTS CORPORATION

INDEX
-----

                                                              Page No.

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
      March 31, 1997 and December 31, 1996                       3

     Condensed Consolidated Statements of Operations
       Three Months Ended March 31, 1997 and 1996                4

     Condensed Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1997 and 1996                5

     Notes to Condensed Consolidated Financial Statements        7

  Item 2 - Management's Discussion and Analysis of
     Results of Operations and Financial Condition               8


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                     10


SIGNATURES                                                      11

EXHIBIT INDEX                                                   12

EXHIBIT 11                                                      13

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                          March 31, 1997    December 31, 1996
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Trade receivables                             $184,754            $161,235
Other receivables                                2,884               7,159
Inventories                                     99,924             108,009
Other                                           10,199               8,691
                                              --------            --------
Total current assets                           297,761             285,094

Property and equipment-net                      47,552              48,184
Excess of cost over net assets
 of businesses acquired and other assets       370,409             372,024
                                              --------            --------
                                              $715,722            $705,302
                                              ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in bank    $ 10,225            $ 10,274
Current portion of long-term debt               25,000              22,500
Accounts payable and other                     126,160             108,345
                                              --------            --------
Total current liabilities                      161,385             141,119

Revolving credit facilities                    137,450             142,256
Term loans                                      73,800              86,900
Subordinated debenture                         143,210             138,809
                                              --------             -------
Total long-term debt                           354,460             367,965

Deferred income taxes and other                 12,870              12,781

Shareholders' equity                           187,007             183,437
                                              --------            --------
                                              $715,722            $705,302
                                              ========            ========


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------
(Thousands of dollars,                     Three Months Ended March 31,
except per-share data)                         1997            1996
--------------------------------------------------------------------------

Sales                                         $290,826        $276,458
Cost of sales                                  227,410         214,352
                                              --------         -------
Gross margin                                    63,416          62,106

Operating expenses                              42,339          43,575
Depreciation and amortization                    5,431           5,045
Acquisition-related charges                        253           1,188
                                              --------        --------
Total operating expenses                        48,023          49,808

Operating income                                15,393          12,298
Interest expense and other                       9,271           8,781
                                              --------        --------
Income before income taxes                       6,122           3,517
Income taxes                                     2,571           1,407
                                              --------        --------
Net income                                    $  3,551        $  2,110
                                              ========        ========

Earnings per share:                           $   0.16        $   0.10

Weighted average number of
 common shares outstanding-                     22,599          21,600



Certain prior year amounts have been reclassified to conform to the current years presentation.


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                              Three Months Ended March 31,
(Thousands of dollars)                            1997              1996
------------------------------------------------------------------------------
Operating Activities

Net income                                      $  3,551         $ 2,110
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization,
    including deferred debt
    issuance costs                                 5,702          5,426
  Debentures and stock issued in
    lieu of payment of interest                    4,401          4,376
  Changes in assets and liabilities:
   Receivables                                   (19,244)       (17,896)
   Inventories                                     8,085        (20,811)
   Other current assets                           (3,492)           966
   Acquisition-related expenses                     (129)          (287)
   Accounts payable and other                     18,033         14,957
                                                --------       --------
Cash provided by (used in) operating activities   16,907        (11,159)
                                                --------       --------
Investing Activities

Additions to property and equipment               (1,450)        (4,685)
Sale of joint venture investment                                  2,881
Other                                                 22            123
                                                --------       --------
Cash used in investing activities                 (1,428)        (1,681)
                                                --------       --------
Financing Activities

Proceeds from long-term debt                      62,450         39,400
Repayment of long-term debt                      (77,856)       (37,680)
Net change in bank checks outstanding                (49)        10,955
Proceeds from exercise of stock options                              75
Other                                                (24)            90
                                                --------       --------
Cash (used in) provided by financing activities  (15,479)        12,840
                                                --------       --------
Net change in cash                                     0              0
Cash at beginning of year                              0              0
                                                --------       --------
Cash at end of year                             $      0        $     0
                                                ========       ========

------------------------------------------------------------------------------
                                              Three Months Ended March 31,
(Thousands of dollars)                            1997              1996
------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

Cash paid (received) during period for:

   Interest                                     $  2,977        $ 2,699

   Income taxes                                   (1,241)            30



See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K for further information.

NEW ACCOUNTING STANDARDS
------------------------

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share (referred to as Basic EPS under SFAS No. 128), the dilutive effect of stock options will be excluded. Earnings per share will not be impacted for the quarters ending March 31, 1997 and 1996 and is not expected to have a material impact on the Companys full year earnings per share.

INVENTORY PRICING
-----------------

Inventory valued using the LIFO method comprised approximately 89% of inventory at March 31, 1997 and December 31, 1996. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at March 31, 1997 and December 31, 1996 were approximately $32.0 million and $30.8 million, respectively, less than current cost.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) for the year ended December 31, 1996 and Managements Discussion and Analysis included in the Companys 1996 annual report on Form 10-K.

Results of Operations
---------------------

Sales increased by 5.2% in the first quarter of 1997 to $290.8 million compared to the first quarter of 1996 as a result of large new contracts won in 1996 and growth in existing business.

The gross margin percentage decreased from 22.5% in the first quarter of 1996 to 21.8% in the first quarter of 1997 and increased from the fourth quarter 1996 percentage of 21.2%. The Company experienced declining margins in the second half of 1996 attributable to operating issues from the transition of the acquired Baxter Industrial business. The transition was completed in the first quarter of 1997.

Total operating expenses, excluding acquisition-related charges, as a percentage of sales have decreased from 17.6% in the first quarter of 1996 to 16.4% in the first quarter of 1997, reflecting synergies realized as a result of the acquisition of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation, a subsidiary of Baxter International, on September 15, 1995. Depreciation and amortization expense has increased primarily as a result of 1996 distribution infrastructure investments resulting from the Baxter Industrial acquisition. Acquisition-related expenses consist primarily of relocation and transition expenses directly attributable to the Baxter Industrial acquisition.

Interest expense and other increased in the first quarter of 1997 primarily due to higher average borrowings under the Companys Credit Facility and deferred interest on the Companys Subordinated Debenture (the Debenture) which matures in 2005. Interest on the Debenture was payable in common shares in 1996 up until EM Laboratories, Inc. (EML), an affiliate of Merck KGaA, Darmstadt, Germany, reached a 49.89% ownership of the Company. Beginning in the fourth quarter of 1996 and ending on September 15, 1997, interest on the Debenture is deferred until the Debenture matures in 2005. Interest is accumulated on the deferred interest.

The Companys annual estimated effective tax rate has risen from 40% in 1996 to 42% in 1997 reflecting the relative income contribution of the Canadian subsidiary and increases in effective state taxes.

Earnings per share in 1997 reflect the effect of shares issued in 1996 to an affiliate of EML in lieu of interest payments on the Debenture.

Financial Condition and Liquidity
---------------------------------

In the first quarter of 1997, operations have generated $16.9 million of cash flow compared to an $11.2 million use of cash flow in the comparable period of 1996. The completion in the first quarter of 1997 of the Baxter Industrial transition has enabled the Company to rationalize and decrease its inventory levels in 1997. In 1996, the Company was required to purchase inventory to service the Baxter Industrial business as it was transitioned into VWR facilities on a regional basis. Also, the Company increased inventory levels in advance of the regional transitions to service the business without interruption to the customer.

VWR's current ratio was 1.8 at March 31, 1997 as compared to 2.0 at December 31, 1996. The increase in accounts receivable is due to increases in sales during the latter part of the first quarter of 1997 and is largely offset by the increase in accounts payable and accrued liabilities. The decrease in inventory is the result of programs to improve inventory management after the final Baxter Industrial transition phase.

Under the terms of the Debenture, interest is payable quarterly at 13% per annum, but prior to such time as EML and its affiliates owned 49.89% of the aggregate number of issued and outstanding common shares in the fourth quarter of 1996, interest was payable solely in common shares at a price of $12.44 per share. Interest on the Debenture is deferred until September 15, 1997 and becomes part of the principle balance. Interest is payable quarterly in cash after September 15, 1997 through the maturity date. At March 31, 1997, EML and its affiliates owned 49.89% of the issued and outstanding common shares.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected actual debt levels during the period of the Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives.

The Companys use of swaps and collars for interest rate protection increased interest expense by $0.2 million and $0.3 million in the first quarter 1997 and 1996, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility. At March 31, 1997, the Company had a notional amount of $160 million of swaps in effect.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.

OTHER INFORMATION
-----------------

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

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                         AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
DATE                    May 5, 1997

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION                          PAGE
--------------                   -----------                          ----

     11                  Computation of Earnings per Share              13

     27                  Financial Data Schedule
                         (submitted only in electronic format)