Form 10-Q
period 1997-06-30
VWR SCIENTIFIC PRODUCTS CORP
filed 1997-08-12
CIK 788043

United States
Securities and Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

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

                                                            Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

          Class                                  Outstanding at July 31, 1997
------------------------------------------------------------------------------
Common stock, par value $1.00                        22,351,308 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                           June 30, 1997    December 31, 1996
(Thousands of dollars)                      (Unaudited)
                                           -------------    -----------------

ASSETS

Trade receivables, net                       $185,378            $161,235
Other receivables                               2,209               7,159
Inventories                                   102,045             108,009
Other                                           8,508               8,691
                                             --------            --------
Total current assets                          298,140             285,094

Property and equipment, net                    46,874              48,184
Excess of cost over net assets of
 businesses acquired and other assets, net    367,917             372,024
                                             --------            --------
                                             $712,931            $705,302
                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in bank   $ 10,199            $ 10,274
Current portion of long-term debt              27,500              22,500
Accounts payable and other                    126,229             108,345
                                             --------            --------
Total current liabilities                     163,928             141,119

Revolving credit facilities                   128,616             142,256
Term loans                                     66,300              86,900
Subordinated debenture                        147,949             138,809
                                             --------            --------

Total long-term debt                          342,865             367,965

Deferred income taxes and other                12,948              12,781

Shareholders' equity                          193,190             183,437
                                             --------            --------
                                             $712,931            $705,302
                                             ========            ========


See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------

                                 Three Months             Six Months
(Thousands of dollars,           Ended June 30,          Ended June 30,
except per-share data)          1997       1996        1997        1996
                              --------------------    ---------------------

Sales                         $310,513    $278,961    $601,339    $555,419
Cost of sales                  242,009     215,812     469,419     430,164
                              --------    --------    --------    --------
Gross margin                    68,504      63,149     131,920     125,255

Operating expenses              43,340      42,185      85,679      85,760
Depreciation and amortization    5,283       4,854      10,714       9,899
Acquisition-related charges         --       1,845         253       3,033
                              --------    --------    --------    --------
Total operating expenses        48,623      48,884      96,646      98,692
					--------	--------	--------	--------

Operating income                19,881      14,265      35,274      26,563
Interest expense                 9,399       9,145      18,670      17,926
                              --------    --------    --------    --------
Income before income taxes      10,482       5,120      16,604       8,637

Income taxes                     4,402       2,047       6,973       3,454
                              --------    --------    --------    --------
Net income                    $  6,080    $  3,073    $  9,631    $  5,183
                              ========    ========    ========    ========

Earnings per share:           $   0.27    $   0.14    $   0.43    $   0.24

Weighted average number of
 common shares outstanding
 (thousands)                    22,689      22,074      22,644      21,865



See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                                Six Months Ended June 30,
(Thousands of dollars)                            1997              1996
------------------------------------------------------------------------------
Operating Activities

Net income                                      $  9,631         $ 5,183
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization,
    including deferred debt issuance costs        11,274          10,587
  Debenture and stock issued in lieu
    of payment of interest                         9,140           8,799
  Changes in assets and liabilities:
    Receivables                                  (19,193)        (23,206)
    Inventories                                    5,964         (36,654)
    Other current assets                          (2,615)            143
    Accounts payable and other liabilities        17,884           5,843
    Deferred taxes and other                         167             121
                                                --------         --------
Cash provided by (used in)
  operating activities                            32,252         (29,184)
                                                --------         --------
Investing Activities

Additions to property and equipment, net          (2,959)        (15,274)
Sale of joint venture investment					       2,881
Other								     (16)		   142
                                                ---------        --------
Cash used in investing activities                 (2,975)        (12,251)
                                                ---------        --------
Financing Activities

Proceeds from long-term debt                     110,575         108,603
Repayment of long-term debt                     (139,815)        (73,380)
Net change in bank checks outstanding                (75)          6,012
Proceeds from exercise of stock options               58             229
Other                                                (20)            (29)
                                                ---------        --------
Cash (used in) provided by
  financing activities                           (29,277)         41,435
                                                ---------        --------
Net change in cash                                     0               0
Cash at beginning of period                            0               0
                                                ---------        --------
Cash at end of period                          $       0         $     0
                                                =========        ========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:
   Interest                                     $ 8,827           $ 8,401

   Income taxes                                 $(1,088)          $   798


See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation (VWR SP or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K for further information.

Certain prior-period amounts have been reclassified to conform to the current periods presentation.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share (referred to as Basic EPS under SFAS No. 128), the dilutive effect of stock options will be excluded. Earnings per share will not be impacted for the periods ended June 30, 1997 and 1996 and is not expected to have a material impact on the Companys full-year earnings per share.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements are expected to have no effect on the Companys results of operations, financial position, capital resources or liquidity.

2.  INVENTORY PRICING
    -----------------

Inventory valued using the LIFO method comprised approximately 90% of inventory at June 30, 1997 and 89% at December 31, 1996. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at June 30, 1997 and December 31, 1996 were approximately $32.2 million and $30.8 million, respectively, less than current cost

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) for the year ended December 31, 1996 and Managements Discussion and Analysis included in the Companys 1996 annual report on Form 10-K.

Results of Operations
---------------------

Sales increased by 11% to $310.5 million for the second quarter of 1997 and by 8% to $601.3 million on a year-to-date basis over the corresponding periods in 1996 as a result of the continued growth related to large new contracts won in 1996 and increased business from smaller and mid-size customers following the transition of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation, a subsidiary of Baxter International, which was acquired on September 15, 1995. In addition, the Company experienced growth from customers in the electronics business.

The gross margin percentage was 22.1% in the second quarter of 1997 versus 22.6% in the second quarter of 1996 and has increased from 21.2% and 21.8% in the fourth quarter of 1996 and first quarter of 1997, respectively. The gross margin percentage was 21.9% in the first half of 1997 versus 22.6% in the first half of 1996. The Company experienced declining margins in the second half of 1996 attributable to operating issues from the transition of the Baxter Industrial business. The transition was completed in the first quarter of 1997. The increase in the Companys margin percentage in the second quarter of 1997 is primarily attributable to the implementation of internal programs to improve margins.

Total operating expenses, excluding acquisition-related charges, as a percentage of sales have decreased from 16.9% in the second quarter of 1996 to 15.7% in the second quarter of 1997. For the six month periods, the ratio has decreased from 17.2% in 1996 to 16.0% in 1997. The decreases in the ratios reflect continued synergies realized as a result of the Baxter Industrial acquisition. Depreciation and amortization expense has increased primarily as a result of 1996 distribution infrastructure investments resulting from the Baxter Industrial acquisition. Acquisition-related expenses consisted primarily of relocation and transition expenses directly attributable to the Baxter Industrial acquisition.

Interest expense has increased in the second quarter of 1997 primarily due to interest accumulating on the deferred interest of the Companys Subordinated Debenture (the Debenture) which matures in 2005. Interest on the Debenture was payable in common shares in 1996 until EM Laboratories, Inc. (EML), an affiliate of Merck KGaA, Darmstadt, Germany, reached a 49.89% ownership of the Company. Beginning in the fourth quarter of 1996 and ending on September 15, 1997, interest on the Debenture is deferred and accumulated until the

Debenture matures in 2005. Interest expense has increased on a year-to-date basis due to a combination of interest accumulating on the deferred interest on the Debenture and higher average borrowings under the Companys Credit Facility.

The Companys annual estimated effective tax rate has increased from 40% in 1996 to 42% in 1997 reflecting the relative income contribution of the Canadian subsidiary and increases in the effective state tax rates.

Earnings per share in 1997 reflect the effect of shares issued in 1996 to an affiliate of EML in lieu of interest payments on the Debenture.


Financial Condition and Liquidity
---------------------------------

In the first six months of 1997, operations have generated $32.3 million of cash flow compared to a $29.2 million use of cash flow in the comparable period of 1996. The improvement in cash from operations is largely attributable to the completion of the Baxter Industrial transition which has enabled the Company to continue to rationalize and decrease its inventory levels in 1997. In 1996, the Company was required to purchase inventory to service the Baxter Industrial business as it was transitioned into VWR facilities on a regional basis. Also in 1996, the Company increased inventory levels in advance of the regional transitions to service the business without interruption to the customer.

VWR's current ratio was 1.8 at June 30, 1997 as compared to 2.0 at December 31, 1996. The increase in accounts receivable is due to increases in sales during 1997 and is largely offset by the increase in accounts payable and accrued liabilities. The decrease in inventory since December 31, 1996 is the result of continued efforts to improve inventory management following the final Baxter Industrial transition phase. Inventory levels have increased since March 31, 1997 primarily to support the Companys science education business in the third quarter.

Under the terms of the Debenture, interest is payable quarterly at 13% per annum, but prior to such time as EML and its affiliates owned 49.89% of the aggregate number of issued and outstanding common shares in the fourth quarter of 1996, interest was payable solely in common shares at a price of $12.44 per share. Until September 15, 1997, interest on the Debenture is deferred and becomes part of the principal balance. Interest is payable quarterly in cash after September 15, 1997 through the maturity date. At June 30, 1997, EML and its affiliates owned 49.89% of the issued and outstanding common shares.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected debt levels during the period of the Credit Facility. The Company provides protection to meet expected exposures and does not speculate in derivatives.

The Companys use of swaps and collars for interest rate protection increased interest expense by $0.2 million and $0.4 million for the first six months of 1997 and 1996, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility. At June 30, 1997, the Company had a notional amount of $160 million of swaps in effect.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 8, 1997. At the meeting, shareholders were asked (a) to elect three directors for three-year terms and (b) to ratify the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1997.

   (a)  The following is a summary of the votes for elected directors:

       Nominee                     Votes For        Votes Withheld
       -------                     ----------       --------------
       Wolfgang Honn               21,095,792         105,967
 	 Edward A. McGrath, Jr.      21,092,269         109,490
	 N. Stewart Rogers	     21,089,309         112,450

   (b) The following is a summary of the votes on the proposal regarding Ernst & Young LLP:

       Votes For     Votes Against     Abstentions
       ----------    -------------     -----------
       21,127,449       39,004           35,306

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 11--Computation of Earnings per Share

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b. No reports on Form 8-K were filed during the three-month period ended June 30, 1997

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                         AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
DATE                    August 11, 1997

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