Form 10-Q
period 1997-09-30
VWR SCIENTIFIC PRODUCTS CORP
filed 1997-10-22
CIK 788043

                                 United States
                       Securities & Exchange Commission
                             Washington, DC 20549

                                   Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File No. 0-14139

                      VWR SCIENTIFIC PRODUCTS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                               91-1319190
--------------------------------------------------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
--------------------------------------------------------------------------------
(Address of principal executive offices)  (zip code)

Registrant's telephone number (610-431-1700)

--------------------------------------------------------------------------------
(Former name, address, and fiscal year if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes(x)    No(_)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

          Class                                Outstanding at September 30, 1997
--------------------------------------------------------------------------------
Common stock, par value $1.00                          22,371,888 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       VWR SCIENTIFIC PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                          September 30, 1997   December 31, 1996
(Thousands of dollars)                        (Unaudited)
                                          ------------------   -----------------
ASSETS

Trade receivables, net                          $199,008             $161,235
Other receivables                                  6,627                7,159
Inventories                                      106,475              108,009
Other                                              9,157                8,691
                                                --------             --------
Total current assets                             321,267              285,094

Property and equipment, net                       50,590               48,184
Excess of cost over net assets of
 businesses acquired and other assets,
 net                                             364,257              372,024
                                                --------             --------
                                                $736,114             $705,302
                                                ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding, less cash in
 bank                                           $ 10,051             $ 10,274
Current portion of long-term debt                 30,000               22,500
Accounts payable and other                       132,109              108,345
                                                --------             --------
Total current liabilities                        172,160              141,119

Revolving credit facilities                      139,281              142,256
Term loan                                         58,800               86,900
Subordinated debenture                           151,092              138,809
                                                --------             --------

Total long-term debt                             349,173              367,965

Deferred income taxes and other                   13,042               12,781

Shareholders' equity                             201,739              183,437
                                                --------             --------
                                                $736,114             $705,302
                                                ========             ========

See notes to condensed consolidated financial statements.

                       VWR SCIENTIFIC PRODUCTS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------

                                        Three Months             Nine Months
(Thousands of dollars,              Ended September 30,     Ended September 30,
except per share data)                1997        1996        1997        1996
                                   --------------------    --------------------
Sales                              $329,079    $289,280    $930,418    $844,699
Cost of sales                       254,966     225,318     724,385     655,482
                                   --------    --------    --------    --------
Gross margin                         74,113      63,962     206,033     189,217

Operating expenses                   45,457      41,818     131,136     127,578
Depreciation and amortization         5,672       5,141      16,386      15,040
Acquisition-related expenses             --       1,093         253       4,126
                                   --------    --------    --------    --------
Total operating expenses             51,129      48,052     147,775     146,744

Operating income                     22,984      15,910      58,258      42,473
Interest expense                      8,509       9,308      27,179      27,234
                                   --------    --------    --------    --------
Income before income taxes           14,475       6,602      31,079      15,239

Income taxes                          6,080       2,642      13,053       6,096
                                   --------    --------    --------    --------
Net income                         $  8,395    $  3,960    $ 18,026    $  9,143
                                   ========    ========    ========    ========

Earnings per share:                $   0.37    $   0.18    $   0.79    $   0.41

Weighted average number of
 common shares outstanding           22,850      22,466      22,715      22,071



See notes to condensed consolidated financial statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


--------------------------------------------------------------------------------
                                                 Nine Months Ended September 30,
(Thousands of dollars)                                  1997             1996
--------------------------------------------------------------------------------
Operating Activities:

Net income                                           $ 18,026         $  9,143
Adjustments to reconcile net income to
  cash provided by (used in) operating activities:
Depreciation and amortization,
    including deferred debt issuance costs             17,229           16,036
Stock and debt issued in lieu of
    payment of interest                                12,283           11,999
Changes in assets and liabilities:
    Receivables                                       (37,241)         (32,977)
    Inventories                                         1,534          (49,649)
    Other current assets                               (3,003)             294
    Accounts payable and other liabilities             23,764           22,635
    Deferred taxes and other                              261               76
                                                     --------         --------
Cash provided by (used in) operating
    activities                                         32,853          (22,443)
                                                     --------         --------
Investing Activities:

Additions to property and equipment, net               (8,938)         (19,952)
Sale of joint venture investment                                         2,881
Other                                                    (263)              27
                                                     --------         --------
Cash used in investing activities                      (9,201)         (17,044)
                                                     --------         --------
Financing Activities:

Proceeds from long-term debt                          162,561          148,380
Repayment of long-term debt                          (186,136)        (116,375)
Net change in bank checks outstanding                    (223)           6,850
Other                                                     146              632
                                                     --------         --------
Cash(used in)provided by financing activities         (23,652)          39,487
                                                     --------         --------
Net change in cash                                          0                0
Cash at beginning of period                                 0                0
                                                     --------         --------
Cash at end of period                                $      0         $      0
                                                     ========         ========


Supplemental disclosures of cash flow information:
Cash paid (received) during period for:

   Interest                                     $ 13,064        $ 13,601

   Income taxes                                 $   (227)       $  1,174


  See notes to condensed consolidated financial statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------


1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation ("VWR Scientific Products" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K for further information.

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share (referred to as Basic EPS under SFAS No. 128), the dilutive effect of stock options will be excluded. Earnings per share will not be materially impacted for the periods ended September 30, 1997 and 1996 and is not expected to have a material impact on the Company's full-year earnings per share.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements are expected to have no material effect on the Company's results of operations, financial condition, capital resources or liquidity.

2.  INVENTORY PRICING
    -----------------

Inventory valued using the LIFO method comprised approximately 90% of inventory at September 30, 1997 and 89% at December 31, 1996. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at September 30, 1997 and December 31, 1996 were approximately $32.5 million and $30.8 million, respectively, less than current cost.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements ("Notes") for the year ended December 31, 1996 and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1996 Annual Report on Form 10-K.

Results of Operations
---------------------

Sales for the three months ended September 30, 1997 increased $39.8 million, or 13.8%, to $329.1 million from $289.3 million in the comparable period of 1996. Sales for the nine months ended September 30, 1997 increased $85.7 million, or 10.1%, to $930.4 million from $844.7 million in the comparable period of 1996. The sales increase was principally due to increased sales to the Company's large "partnership" accounts, increased growth in sales to small to medium size customers, growth in the Company's critical environment business and, to a lesser extent, increased prices.

Gross margin for the three months ended September 30, 1997 has increased $10.2 million, or 15.9%, to $74.1 million from $63.9 million in the comparable period of 1996. Gross margin for the nine months ended September 30, 1997 has increased $16.8 million, or 8.9%, to $206.0 million from $189.2 million in the comparable period of 1996. As a percentage of sales, gross margin for the three months ended September 30, 1997 increased to 22.5% from 22.1% for the comparable period of 1996. Gross margin for the nine months ended September 30, 1997 decreased to 22.1% from 22.4% for the comparable period of 1996. The increase in the Company's gross margin percentage for the three months ended September 30, 1997 is primarily attributable to the implementation of several internal programs to improve margins. The Company experienced declining gross margin percentages in the second half of 1996 attributable to operating issues from the integration of the Baxter Industrial business, resulting in a full year 1996 gross margin percentage of 22.1% as compared to 22.4% for the first nine months of 1996. The integration was substantially completed in early 1997.

Total operating expenses for the three months ended September 30, 1997 increased $3.1 million, or 6.4%, to $51.1 million from $48.1 million for the comparable period of 1996. Total operating expenses for the nine months ended September 30, 1997 increased $1.0 million, or 0.7%, to $147.8 million from $146.7 million for the comparable period of 1996. Excluding the impact of acquisition-related expenses, total operating expenses for the three months ended September 30, 1997 increased $4.2 million, or 8.9%, to $51.1 million from $47.0 million. For the nine months ended September 30, 1997, total operating expenses, excluding the impact of acquisition-related expenses, increased $4.9 million, or 3.4% to $147.5 million from $142.6 million. As a percentage of sales, total operating expenses for three months ended September 30, 1997 decreased to 15.5% from 16.6% in the comparable period of 1996. For the nine months ended September 30, 1997, total operating expenses as a percentage of sales decreased to 15.9% from 17.4% in the comparable period of 1996. Excluding the impact of acquisition-related expenses, total operating expenses as a percentage of sales for the three months ended September 30, 1997 decreased to 15.5% from 16.2% in the comparable period of 1996. For the nine months ended September 30, 1997, total operating expenses as a percentage of sales, excluding the impact of acquisition-related expenses, decreased to 15.9% from 16.9% in the comparable period of 1996. The decreases in the ratios are principally due to continued synergies realized as a result of the Baxter Industrial acquisition and, to a lesser extent, smaller acquisition-related charges in the 1997 period as compared to the 1996 period. Depreciation and amortization expense has increased primarily as a result of 1996 distribution infrastructure investments resulting from the Baxter Industrial acquisition. Acquisition-related expenses consisted primarily of relocation, severance and integration charges directly attributable to the Baxter Industrial acquisition.

Interest expense for the three months ended September 30, 1997 decreased $0.8 million, or 8.6%, to $8.5 million from $9.3 million in the comparable period of 1996. Interest expense was $27.2 million for both the nine months ended September 30, 1997 and 1996. The interset expense decrease in the third quarter of 1997 compared to the third quarter of 1996 is largely attributable to lower average borrowing under the Company's Credit Facility and, to a lesser extent, lower interest rates on the Credit Facility. On a year-to-date basis, the effect of the Company's higher average borrowings under the Credit Facility have been offset by lower interest rates.

The Company's annual estimated effective tax rate for the three and nine months ended September 30, 1997 increased to 42% from 40% in the comparable period of 1996, reflecting the relative income contribution of the Canadian Subsidiary and increases in the effective state tax rates.

Liquidity and Capital Resources
-------------------------------

In the first nine months of 1997, operations have generated $32.9 million of cash compared to a $22.4 million use of cash in the comparable period of 1996. The improvement in cash from operations is largely attributable to the completion of the Baxter Industrial integration. In 1996, the Company was required to purchase inventory to service the Baxter Industrial business as it was integrated into VWR Scientific Products facilities on a regional basis. Also in 1996, the Company increased inventory levels in advance of the regional transitions to service the business without interruption to the customer.

The Company's current ratio was 1.9 at September 30, 1997 as compared to 2.0 at December 31, 1996. The increase in accounts receivable during 1996 was due to increases in sales and the integration of the Baxter Industrial business. During 1997, accounts receivable have continued to increase primarily due to increased sales. In 1996, the Company increased its inventory in order to service the Baxter Industrial business. The increase in accounts payable during 1996 was due to increases in inventory partially offset by a decrease in the amounts payable for goods shipped under the Baxter Services Agreement at December 31, 1995. The increase in receivables in 1997 is largely offset by the increase in accounts payable and other liabilities. Debt increased in 1996 due to the expansion of distribution facilities and the need to fund working capital requirements for the Baxter Industrial acquisition. Equity increases reflect the 1996 issuance of shares to Merck KGaA as payment for interest on the Debenture as well as net income for each period.

Under the terms of the Debenture, interest is payable quarterly at 13% per annum. Until such time as EML and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding Common Shares, interest was payable solely in Common Shares at a price of $12.44 per share. Until September 14, 1997, interest on the Debenture was deferred until the Debenture matures. Interest is payable quarterly in cash after September 14, 1997 through the maturity date.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected debt levels during the period of the Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives. At September 30, 1997, the Company had a notional amount of $160 million of swaps in effect. These swaps expire between 1997 and 2000. The amount of floating rate debt protected by the swaps ranges from $160 million to $25 million during the period outstanding with fixed rates ranging from 5.3% to 6.4%. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparties.

The Company's use of swaps and collars for interest rate protection increased interest expense by $0.1 million for the three months ending September 30, 1996. There was no effect on interest expense for the three months ending September 30, 1997. For the nine months ending September 30, 1997 and 1996, interest expense increased by $0.2 million and $0.5 million, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility.

The Company is party to a Distribution Agreement with Baxter Healthcare and Allegiance. The Distribution Agreement, which has a term ending on September
30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in each of the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare and Allegiance an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements, which are subject to annual adjustment, for each of the remaining four fiscal years of the Distribution Agreement, are $71 million, $82 million, $89 million, and $96 million. During the 1996 contract year, the minimum requirement under this agreement of $63 million was satisfied. For the contract year ended September 30, 1997, the Company intends to purchase products from Baxter Healthcare and Allegiance Corporation to satisfy any shortfall relative to the required amounts. These purchases are not expected to have a material effect on the Company's financial condition or results of operations for 1997. The Company also has a similar agreement with another manufacturer, under which its minimum annual purchase obligation for each of the years 1997 through 2000 are $22 million, $23 million, $24 million and $24 million, respectively.

The Company has begun a project to enhance its computer systems to satisfy its future requirements. This enhancement will result in the replacement of many of the Company's current systems including order entry, purchasing, and financial systems. The Company anticipates that the total cost of its new system will be between $25 million and $30 million and is expected to be expended over the next two years. A substantial portion of the costs associated with the replacement of existing systems will be recorded as assets and amortized.

In addition, the Company has conducted a review to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could cause the Company's computer systems to perform inaccurate calculations. The Company has developed a timeline for enhancing its computer systems. The enhancement, together with other planned system changes, are intended to correct the Year 2000 issue. The Company does not expect the amounts required to be expensed over the next two years, to correct the Year 2000 issue, to have a material effect on its financial condition or results of operations.

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

     b. No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                        AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
DATE                    October 22, 1997



                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                     DESCRIPTION                        PAGE
--------------                     -----------                        ----
     11                    Computation of Earnings Per Share            14

     27                    Financial Data Schedule
                           (submitted only in electronic format)
