Form 10-K
period 1997-12-31
VWR SCIENTIFIC PRODUCTS CORP
filed 1998-03-31
CIK 788043

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                 FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required).

For the fiscal year ended December 31, 1997
                          -----------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required).

For the transition period from                     to
                                ---------------          -----------

Commission file Number  0-14139
                        -------

                        VWR Scientific Products Corporation
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Pennsylvania                                91-1319190
                ------------                                ----------
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              1310 Goshen Parkway, West Chester, PA  19380
------------------------------------------------------------------------
         (Address of Principal Executive Offices)              (Zip Code)


Registrants telephone number, including area code:       (610) 431-1700
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates was approximately $465 million. In calculating this value, the Registrant has treated as voting stock held by affiliates only the voting stock held by EM Laboratories, Inc. and its affiliates, and by the Companys directors and executive officers. This calculation does not reflect a determination by the Company that any or all such holders are in fact affiliates.

As of February 28, 1998, there were 28,537,807 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Companys definitive Proxy Statement to be mailed to shareholders on or about April 1, 1998 are incorporated by reference into
Part III of this Form 10-K.

PART I.

ITEM I. - BUSINESS
------    --------
General
-------
VWR Scientific Products Corporation (VWR, the Corporation, or the Company) is a leading distributor serving the North American research and development community. The Company distributes laboratory supplies, chemicals and equipment to life science, educational and industrial organizations throughout the United States and Canada. The Company also distributes critical environment (cleanroom) supplies and apparel to manufacturers of electronics, medical devices and pharmaceuticals and is the largest national supplier in this industry. The Company offers a line of more than 200,000 products from more than 2,000 manufacturers through its network of five highly automated regional distribution centers and over 50 smaller service centers and just-in-time (JIT) facilities.

The Companys history extends more than 100 years, and in 1986 it became a public company when it was spun off from Univar Corporation. VWR was incorporated in Delaware (as VWR Corporation) on January 3, 1986, in order to complete the Distribution Plan of Univar Corporation. In 1994, the Company changed its State of Incorporation to Pennsylvania. In 1995, the Company changed its name from VWR Corporation to VWR Scientific Products Corporation. The Company is 49.89% owned by affiliates of Merck KGaA, Darmstadt, Germany.

The Company significantly expanded its national presence in September 1995 when it acquired the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare) for approximately $432 million, doubling the Companys revenue base to over $1 billion. During 1996, the Baxter Industrial business was integrated into the Companys infrastructure on a region-by-region basis. The integration process was substantially completed in early 1997.

In November 1997, the Company completed a public offering of 3,025,000 common shares and a concurrent private placement with affiliates of Merck KGaA, Darmstadt, Germany, of 3,011,719 common shares, resulting in net proceeds of $133 million. The net proceeds were used to repay outstanding borrowings under the credit agreement among the Company and several senior bank lenders (Credit Facility).

Services
--------
The Company offers a comprehensive range of distribution and supply-chain management services. These services can be tailored to meet the diversified needs of customers ranging from single-site laboratories to large multinational corporations, and include the following:

Distribution Services:
The Company distributes more than 200,000 brand name and private label products through a network of five highly automated regional distribution centers and over 50 smaller service centers and JIT facilities. VWR Scientific Products uses advanced forecasting technology to manage inventory levels to maintain high service levels to customers of all sizes. The Company differentiates itself by the overall quality and reliability of its distribution services as evidenced by the fact that over 95% of orders are filled and shipped within 24 hours. In addition, the Company employs sophisticated telephone technology to manage calls from customers. Incoming calls are automatically routed to the call center and customer service representative that can most efficiently respond to the customer inquiry or order. Detailed information about the customer is automatically provided to the customer service representative taking the call. Call Centers are staffed from 7:00 a.m. Eastern Standard Time to 6:00 p.m. Pacific Standard Time to support customers varying working schedules.

The Company customizes the delivery of products to individual customers to meet the needs of their internal scheduling and receiving operations. Products are palletized and delivered to specific campus locations, buildings, individual laboratories or production lines. Specialized labeling and bar-coding assist customers in streamlining the receiving and stocking processes.

The Company further differentiates itself by providing superior customer service. The Company has invested in employee training and in building the infrastructure and systems which enable customers to obtain information on products, place orders and track delivery schedules. The Company offers numerous order entry options, including direct call-in orders, faxed orders, mail orders or electronic orders, including electronic data interface (EDI), and direct input of orders via the Internet.

Supply-Chain Management Services:
The Company offers a full range of supply-chain management services. These services are designed to assist customers in the administration of their particular supply requirements, allowing them to become more efficient, reduce costs and logistical burdens and focus on their core businesses.

The Company provides customers with one or more of the following supply-chain management products and services:

  . software solutions for all aspects of on-site supply-chain management including inventory management, demand forecasting, procurement and replenishment;

  . paperless electronic commerce solutions to integrate customer systems with those of the Company, providing customized reporting and order tracking (LabLogic(TM));

 . storeroom management operations including deliveries, usage tracking, order replenishment and billing by utilizing the Companys on-site personnel and PC-based storeroom management system (StockLogic(TM)); and

  . third-party purchasing of products not normally supplied by the Company.

Some customers utilize the entire spectrum of the Companys supply-chain services to procure, manage and supply products at the customers site. Other customers require a less-comprehensive array of services, and the Company has the flexibility to implement only those services needed by the customer. The Company believes that its customers needs will continue to evolve, and it will seek to maintain the capability to provide whatever level of integration and service its customers may require. The Company either incorporates the price for these services in its product prices or charges the customer a separate fee.

The development and delivery of these and other supply-chain and cost-management services require extensive knowledge of customer requirements in the areas of laboratory science, the procurement process and information technology. The Company has trained specialists in the areas of distribution and inventory logistics, as well as a team of business systems information technology professionals who work directly with customers and suppliers to ensure the delivery of value and quality. The Company has capitalized on its knowledge of customer needs, skilled professional staff and relationships with manufacturers to establish over 100 large partnership accounts.

Distribution Network
--------------------
The Companys distribution network consists of five regional distribution centers called Customer Fulfillment Centers (CFCs) and over 50 smaller service centers and JIT facilities for customer-specific requirements. CFCs are located in Philadelphia, Chicago, Atlanta, San Francisco and Toronto. Within these centers are two operational units, the Call Center and the Distribution Center. The Call Centers have responsibility for order entry and customer service. The Distribution Centers order and receive products from suppliers, manage inventory and fill and ship customer orders.

The Company operates several smaller, more focused facilities (Service Centers) adjacent to selected customer locations. Service Centers are designed to supply a limited number of products to those customers that require higher-than-standard service levels. Most of the Service Centers support the large critical environment customers, and several also house cleanroom laundry and garment re-processing lines, operated by G&K Technologies, an alliance partner of VWR. The Company also operates JIT facilities at or near customer sites to meet customer needs promptly.

The Companys domestic CFC operations are coordinated through a paperless warehouse management system known as its Quality Service System (QSS). This system provides the Company with speed, accuracy and flexibility in shipping orders while allowing the Company to operate the centers efficiently and economically. The QSS system uses radio-frequency hand-held computers and bar-coded labels that identify location, routing and inventory picking and replacement, allowing the Company to monitor inventory and track individual customer orders throughout its distribution system.

Sales and Marketing
-------------------
VWR Scientific Products principal marketing arm is its field sales organization, consisting of approximately 600 employee sales professionals. The field sales organization is divided into three groups, the first focused on servicing the large partnership accounts, the second dedicated to critical environment customers and the third responsible for general sales. Augmenting the field sales organization is an in-house direct telemarketing group, VWR Direct, which calls primarily on customers in areas not covered by a field sales representative. Supporting the sales organization are three specialist groups, for laboratory furniture, electronic commerce and logistics.

There are approximately 500 customer service representatives in the Call Centers. These customer service representatives, many of whom have a science background, provide technical support and are responsible for assisting customers in purchasing decisions. They utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history. Customer service representatives also market complementary and promotional products.

The Company also markets its products through the VWR Scientific Products Catalog, a 2,400 page biannual publication covering over 55,000 products. The Catalog is supplemented by several specialty catalogs for safety products, critical environment applications and other, more specific, laboratory focus areas.

The Companys Internet site (www.vwrsp.com) features a fully-indexed and searchable catalog covering the Companys entire product line of over 200,000 products. This electronic catalog includes product descriptions, technical specifications and cross-referenced data. The website allows customers to enter orders directly and the Company to communicate new product releases, promotions and other Company news.

Customers
---------
VWR Scientific Products customers include many of the nations leading companies in important research-driven industries, such as pharmaceuticals, biotechnology, petrochemical, consumer products and microelectronics. VWR Scientific Products has over 125,000 active customers, whose individual annual purchases of the Companys products range in size from less than $1,000 to over $35 million. The 100 largest customers represent approximately one-third of the Companys revenues, but no single customer accounts for more than 3% of total revenues.

Supplier Relationships
----------------------
The Company distributes products from more than 2,000 manufacturers, representing substantially all of the major manufacturers in the laboratory chemical, glass and plasticware and equipment markets. The Company continually evaluates new suppliers and product additions to keep its product lines up-to-date and to reflect advancements in laboratory technology. In many cases, the Company has established exclusive supply and distribution arrangements with major manufacturers. For example, VWR Scientific Products has an exclusive agreement with Allegiance Corporation for the sale and distribution of its products to the critical environment market. The Company believes that its volume of purchases, national presence and ability to provide manufacturers with access to multiple markets enable it to obtain attractive terms from manufacturers, including volume discounts. VWR Scientific Products is leading initiatives with manufacturers to reduce supply-chain costs and develop more effective joint-marketing programs. In addition, the Company applies its knowledge of customer needs and purchasing patterns to assist manufacturers in rationalizing and enhancing their product lines, product packaging and design.

Competition
-----------
The Company operates in a highly competitive environment. VWR Scientific Products competes primarily with one other large national distributor and with many smaller regional, local and specialty distributors. The Company also competes with manufacturers that sell directly to end users. Competitive factors include price, service and delivery, breadth of product line, customer support and the ability to meet the special requirements of customers.

The Company believes that most of its customers place a high value on services such as regional and local inventory centers and a single-source of supply. In addition, the Company believes its value-added services, such as on-site storeroom management and customized delivery programs, as well as increased connectivity between VWR Scientific Products and the customers information systems, will become more important competitive factors. The Company believes that it can compete effectively due to its complete package of products and services promoted by its professional sales organization.

Acquisition of the Baxter Industrial Distribution Business
------------------------------------------------------------
On September 15, 1995, VWR completed the acquisition of the Industrial Distribution Business of the Industrial and Life Sciences Division of Baxter Healthcare Corporation (Baxter Healthcare) and the Industrial Distribution Business conducted by certain Baxter affiliates (collectively, Baxter Industrial). In the acquisition, VWR purchased certain assets of Baxter Industrial, including, but not limited to, all of the domestic trade accounts receivable, certain tangible personal property, rights and benefits under certain contracts, certain rights in specified trademarks and also assumed certain liabilities for a purchase price of approximately $432 million, as adjusted.

During 1996, the Baxter Industrial business was substantially transitioned into VWRs infrastructure on a regional basis. This transition was completed in early 1997. Prior to the transition of any region into VWRs infrastructure, Baxter Industrial customers were serviced by Baxter Healthcare under the terms of a Services Agreement to enable the uninterrupted continuation of the Baxter Industrial business after the closing of the acquisition described above, as well as an orderly transfer of the Baxter Industrial business to the Company. In September 1996, Baxter International spun off a portion of its business as Allegiance Corporation (Allegiance) and Allegiance assumed Baxter Healthcares responsibilities under the Services Agreement. Services performed by Baxter Healthcare and Allegiance included order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment. Upon the cessation of services by Baxter Healthcare or Allegiance at each particular facility, the Company was required to purchase from Baxter Healthcare or Allegiance the inventory of laboratory supplies and equipment held for sale to customers of the Baxter Industrial business.

Relationship with Merck KGaA
----------------------------
The Company has a strategic relationship with Merck KGaA, a manufacturer and distributor of pharmaceuticals, laboratory supplies and products, and specialty chemicals. Merck KGaA owns 49.89% of the outstanding Common Shares and is represented by five members on the Companys Board of Directors. EM Laboratories, Incorporated, (EML), an affiliate of Merck KGaA, entered into a Standstill Agreement with the Company in connection with Merck KGaAs investment in the Company, pursuant to which EML agreed that it and its affiliates would not, subject to certain specified exceptions, until April 1999, increase its beneficial ownership of the Companys common shares above 49.89% without prior consent of the Company.

On September 15, 1995, in conjunction with the Baxter Industrial acquisition, the Company issued a Debenture to EML in the principal amount of $135 million. The Debenture has been assigned to another affiliate of EML. The Debenture matures in a single installment in September 2005 and is subordinated to the Companys obligations under the Credit Facility. The Debenture bears interest at 13% per annum, due quarterly. Until such time as Merck KGaA and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share, and thereafter, until September 14, 1997, interest on the Debenture is deferred, with accumulated interest thereon, until the Debenture matures. Interest on the Debenture is payable quarterly in cash after September 14, 1997 through the maturity date.

During 1996, the Company issued 1,230,315 common shares as payment of interest on the Debenture. In conjunction with the Companys public offering in 1997, affiliates of Merck KGaA purchased 3,011,719 common shares, for an aggregate cash purchase price of approximately $68.5 million, in order to maintain Merck KGaAs 49.89% beneficial ownership. In addition, Merck KGaA purchased 52,163 common shares in 1997 in order to maintain Merck KGaAs 49.89% beneficial ownership as a result of the Companys issuance of common shares under its stock incentive plans at prices ranging from $7.79 to $13.25. The common shares sold to affiliates of Merck KGaA in 1997 were not registered under the Securities Act of 1993 in reliance upon the exemption afforded by Section 4(2) of that Act.

Merck KGaA has been a supplier of chemicals and other products to the Company for over 15 years. Merck KGaA is currently the Companys second largest supplier of chemicals.

Governmental Regulation
------------------------
The Company is subject to various U.S. federal and state laws, regulations, agency actions and court decisions as well as international laws and regulations relating to the storage, handling, disposal and transportation of toxic or other hazardous substances. Failure to comply with these laws and regulations or to correct any problems or violations to the satisfaction of government authorities could lead to fines or other liabilities. The Company believes that it is in compliance in all material respects with all government regulations.

VWR has been designated by the EPA as a potentially responsible party in connection with several sites. Management believes that the Companys alleged contribution to each of these sites is de minimis and that the potential financial impact of these matters is not material to the Companys consolidated financial statements.

Employees
---------
There were 2,217 persons employed by VWR as of February 28, 1998.
Approximately 11% of the Companys employees are represented by unions. The Company believes its relations with employees are good.

Foreign Operations and Export Sales
-----------------------------------
The Company has operations in Canada which serve that countrys industrial, educational, governmental and biomedical markets. Canadian operations represent less than 10 percent of consolidated assets and revenues as of and for the year ended December 31, 1997.

The Company also exports scientific equipment to 78 countries worldwide, with primary markets in the Middle East, Central America, South America, and the Pacific Rim. The export business represents less than 10 percent of consolidated revenues for the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
NAME                 AGE   BUSINESS EXPERIENCE         POSITION HELD
                             LAST FIVE YEARS               SINCE
-----------------    ---   -------------------         -------------
Jerrold B. Harris    55   President and Chief          March 1990
                           Executive Officer             to Present

Paul J. Nowak        43   Executive Vice President     January 1998
                                                         to Present
                          Senior Vice President        November 1992
                           Eastern Sales                 to December 1997

David M. Bronson     44   Senior Vice President        November 1995
                           Finance, Chief                to Present
                           Financial Officer and
                           Corporate Secretary
                          Vice President Finance and   May 1992 to
                           Business Development          November 1995
                           Scientific Products Division
                           Baxter Healthcare Corp.

David S. Barth       45   Senior Vice President        September 1995
                           Western Sales                 to Present
                          Area Vice President,         July 1992 to
                           Industrial and Life           September 1995
                           Sciences Division,
                           Baxter Healthcare Corp.

Matthew Malenfant	   36	  Senior Vice President	       January 1998
                           Eastern Sales                 to Present
                          Vice President Sales         September 1995 to
                           Midwest Region                December 1997
                          Area Vice President,         May 1993 to
                           Scientific Products           September 1995
                           Division,
                           Baxter Healthcare Corp.
                          Director, National Accounts  January 1993 to
                           Scientific Products           April 1993
                           Division,
                           Baxter Healthcare Corp.

Hal G. Nichter       51   Senior Vice President        October 1995
                           Customer Fulfillment          to Present
                          Vice President Marketing     October 1992 to
                                                         October 1995

------------------------------------
NAME                 AGE   BUSINESS EXPERIENCE         POSITION HELD
                             LAST FIVE YEARS               SINCE
-----------------    ---   -------------------         -------------

Robert R. Rosenfeld  47	  Senior Vice President       September 1997 to
                            Marketing                    Present
                          Vice President Sales        September 1995 to
                            Northeast Region             September 1997
                          Vice President Sales        February 1993 to
                            Mid-Atlantic Region          September 1995

John G. Griffith     54   Senior Vice President        August 1995 to
                           International                 Present
                          Director of Finance,         December 1990 to
                           Merck Ltd, England            August 1995

ITEM 2 - PROPERTIES
------   ----------
VWR owns and leases office and warehouse space throughout the United States and Canada for distribution of the products supplied by it as follows:

     Chicago, Illinois                                    Owned
     Bridgeport, New Jersey (Philadelphia)                Owned
     San Francisco, California                           Leased
     Suwanee, Georgia (Atlanta)                          Leased
     Mississauga, Ontario, Canada (Toronto)              Leased
     Marietta, Georgia                                   Leased
     Bridgeport, New Jersey                              Leased
     Houston, Texas                                      Leased
     Tualatin, Oregon                                    Leased
     San Dimas, California                               Leased

The Company also leases 25 smaller facilities throughout the United States and two smaller facilities in Canada which support the sales and warehouse functions. The Company leases office space in West Chester, Pennsylvania, for executive, financial, information systems, marketing, and other administrative activities.

All facilities have been designed to serve the Companys purposes (warehouse functions and generic office). The facilities are sufficient for current operations.

ITEM 3. - LEGAL PROCEEDINGS
------    -----------------
The Company is not currently a party to any material litigation. In the ordinary course of business, the Company is from time to time involved in various environmental, contractual, warranty, product liability and other cases and claims. None of the cases or claims currently pending is expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II.
--------

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
----------------------------------------------------------------------

VWR common shares, $1.00 par value, are traded on the NASDAQ Stock Market under the VWRX symbol. On February 28, 1998, there were approximately 6,700 shareholders represented by 1,501 holders of record.

The quarterly ranges of high and low sale prices of the Corporations common shares during the years ended December 31, 1997 and 1996 as reported by NASDAQ are set forth below.

VWR Common Stock                          1997                    1996
----------------------------       ----------------         ---------------

         Quarter                   High         Low         High        Low
         -------                   ----         ---         ----        ---
          First                   $17.75	      $13.00     	$15.75      $11.94
          Second                   17.38	       14.50       17.00       13.25
          Third                    24.00	       15.75       19.50       14.75
          Fourth                   29.63	       20.63       17.75       12.50


The Corporations Credit Facility entered into on September 14, 1995, as amended, prohibits the Corporation from paying dividends during the term of the Credit Facility.

Refer to the caption Relationship with Merck KGaA in Part I, Item I for information concerning common shares issued by the Company in 1997 which were not registered under the Securities Act of 1933.

ITEM 6. - SELECTED FINANCIAL DATA
------    -----------------------
The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.
                                    For the Years Ended December 31,
                            -------------------------------------------------
 (Thousand of dollars,
  except per share data)      1997       1996       1995      1994     1993
                              ----       ----       ----      ----     ----
Operations:

Sales                     $1,244,795  $1,117,286 $ 718,684 $ 535,179 $509,235
Gross margin                 277,715     246,907   159,119   113,198  116,274
Income before
  extraordinary charge
  and cumulative effect of
  accounting change           24,735       7,023     1,935     2,053    3,890
Extraordinary charge,
  net of tax                    (406)
Cumulative effect of
  accounting change,
  net of tax                                                          (1,400)
                          ---------------------------------------------------
Net income                $   24,329  $    7,023   $ 1,935  $  2,053  $ 2,490
-----------------------------------------------------------------------------
Per Share Data:

Book value                $    12.01  $     8.21   $  7.60  $   3.63  $  3.73
Dividends                          -           -      0.08      0.34     0.40

Basic Income Per Share Data:
 Income before
  extraordinary charge
  and cumulative effect of
  accounting change       $     1.08  $      .32   $   .13   $   .19   $  .35
 Extraordinary charge,
  net of tax                    (.02)
 Cumulative effect of
  accounting change,
  net of tax                                                             (.13)
                          ---------------------------------------------------
 Net income per share     $     1.06  $      .32   $   .13   $   .19   $  .22
-----------------------------------------------------------------------------
Diluted Income Per Share Data:
 Income before
  extraordinary charge
  and cumulative effect of
  accounting change       $     1.05  $      .32   $   .13   $   .18   $  .35
 Extraordinary charge,
  net of tax                    (.01)*
 Cumulative effect of
  accounting change,
  net of tax                                                             (.13)
                          ---------------------------------------------------
 Net income per share     $     1.04  $      .32   $   .13   $   .18   $  .22
-----------------------------------------------------------------------------

                                      For the Years Ended December 31,
                             -----------------------------------------------
  (Thousands of dollars,
   except statistical data)     1997      1996      1995      1994     1993
                                ----      ----      ----      ----     ----
Financial Position:

  Working capital             $182,064  $143,975  $ 87,940 $ 75,120  $ 65,197
  Property and equipment-net    50,846    48,184    37,648   38,259    41,562
  Total assets                 717,566   705,302   621,472  173,375   148,777
  Short-term debt                         22,500    20,000    2,250       150
  Long-term debt               232,409   367,965   334,327   79,170    61,757
  Shareholders equity         342,007   183,437   160,089   40,168    41,057
  Total invested capital       574,416   573,902   514,416  121,588   102,964
-----------------------------------------------------------------------------
Operating and Financial Statistics:

  Gross margin to sales         22.31%    22.10%    22.14%   21.15%    22.83%
  Income, before
   extraordinary charge
   and cumulative effect of
   accounting change, to sales   1.99%     0.63%     0.27%    0.38%     0.76%
  Current ratio                  2.52      2.02      1.75     2.67      2.80
  Return on average
   shareholders equity         11.38%     4.07%     2.29%    5.05%     5.68%
-----------------------------------------------------------------------------
All data presented for continuing operations only.

*   Difference due to rounding.

Note: Results include acquisition-related expenses from the Baxter Industrial acquisition of $0.3 million, $5.1 million and $3.8 million for 1997, 1996 and 1995, respectively. 1994 results include acquisition-related expenses of $0.9 million from the Canlab acquisition. 1993 results include restructuring and other charges of $3.3 million. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial
 Accounting Standards No. 128, Earnings per Share.

ITEM 7 - MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION
-----------------------------------------------------------------------
The following commentary should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements (Notes), and Selected Financial Data included elsewhere herein. Capitalized terms have the same meanings as defined in the Consolidated Financial Statements and the Notes.

On September 15, 1995, the Company acquired the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International.

Results of Operations
---------------------
Sales over the last three years are as follows (in thousands):

            1997        1996        1995
           ------      ------       ----
           $1,245      $1,117       $719

The gross margin percentage over the last three years is as follows:

            1997        1996        1995
            ----        ----        ----
            22.3%       22.1%       22.1%

Total operating expenses, excluding acquisition-related expenses, as a percentage of sales over the last three years are as follows:

            1997        1996        1995
            ----        ----        ----
            16.1%       17.3%       19.1%

1997 versus 1996
----------------
Sales increased in 1997 by $127.5 million, or 11.4%, to $1.24 billion from $1.12 billion in 1996. The sales increase was principally due to increased sales to the Companys large partnership accounts, increased growth in sales to small to medium-size customers, growth in the Companys critical environment business and, to a lesser extent, improved pricing.

Gross margin increased by $30.8 million, or 12.5%, to $277.7 million from $246.9 million in 1996. As a percentage of sales, gross margin increased from 22.1% in 1996 to 22.3% in 1997. The increase in the Companys gross margin percentage is primarily attributable to the continued focus on margin improvement through internal programs.

Total operating expenses increased $2.1 million, or 1.1%, to $200.4 million from $198.3 million in 1996. As a percentage of sales, total operating expenses decreased from 17.7% in 1996 to 16.1% in 1997. Excluding the effect of acquisition-related expenses, total operating expenses increased $7.0 million, or 3.6%, to $200.1 million from $193.1 million in 1996. Excluding the impact of acquisition-related expenses, total operating expenses as a percentage of sales decreased from 17.3% in 1996 to 16.1% in 1997. The decreases in the ratios are principally due to continued synergies realized as a result of the Baxter Industrial acquisition. Depreciation and amortization expense has increased primarily as a result of 1996 distribution infrastructure investments related to the Baxter Industrial acquisition. Acquisition-related expenses consisted primarily of relocation, severance and integration charges directly attributable to the Baxter Industrial acquisition.

Interest expense and other was $35.4 million for 1997 and $36.8 million for 1996. The interest expense decrease in 1997 is largely attributable to the effect of the Companys public offering and concurrent private placement in the fourth quarter (described in Note 7), the proceeds of which were used to repay debt, and the Companys lower interest rates under the Credit Facility during 1997. These decreases were partially offset by the higher outstanding balance of the Companys Debenture (as described in Note 5).

In 1997, the effective tax rate, before the extraordinary charge, increased from 40.5% to 41.1% primarily due to increased foreign effective tax rates. See Note 6 for a description of the differences between the statutory and effective income tax rates.

In the fourth quarter of 1997, the Company recorded an extraordinary charge of $0.4 million (net of tax) for the early extinguishment of debt as a result of the public offering and concurrent private placement.

The increase in weighted average shares outstanding, for earnings per share calculations, reflects the Companys public offering and concurrent private placement to affiliates of Merck KGaA totaling approximately 6 million common shares in November 1997 (as discussed in Note 7).

1996 versus 1995
----------------
Sales for 1996 increased $398.6 million, or 55.5%, to $1.12 billion from $718.7 million in 1995, primarily due to the Baxter Industrial acquisition. The Company also experienced growth in its existing business.

Gross margin for 1996 increased $87.8 million, or 55.2%, to $246.9 million from $159.1 million in 1995. As a percentage of sales, gross margins remained constant at 22.1% for both 1996 and 1995, although through the third quarter of 1996, gross margins had been higher than in the comparable period of 1995. The Company experienced declining margins in the second half of 1996 attributable to operational issues from the integration of the Baxter Industrial business resulting in a full-year 1996 margin percentage of 22.1%. The integration was substantially completed in early 1997.

Total operating expenses for 1996 increased $57.0 million, or 40.3%, to $198.3 million from $141.3 million in 1995. Excluding the effect of acquisition-related expenses, total operating expenses increased $55.6 million, or 40.4%, to $193.1 million from $137.5 million in 1995. Total operating expenses, excluding acquisition-related expenses, decreased as a percentage of sales to 17.3% from 19.1% in 1995. The Baxter Industrial acquisition increased the volume of business without a proportionate increase in operating expenses. Depreciation and amortization expense increased for 1996 primarily as a result of amortization of the excess of cost over net assets of businesses acquired and depreciation expense for facilities expansion, both related to the Baxter Industrial acquisition. Acquisition-related expenses consisted primarily of relocation, severance, lease termination, and integration charges directly attributable to the Baxter Industrial acquisition.

Interest expense and other for 1996 increased $22.0 million, or 148.8%, to $36.8 million from $14.8 million in 1995. Interest expense and other increased for 1996 due to the full-year effect of the debt incurred to finance the Baxter Industrial acquisition and working capital requirements for the integration of the Baxter Industrial business into the Companys infrastructure. At the time of the Baxter Industrial acquisition, the Company issued the Debenture and incurred incremental borrowings under the Credit Facility of approximately $170 million.

In 1996, the effective tax rate increased to 40.5% from 36.1% due to increases in state taxes and the improved profitability of the Canadian subsidiary. See Note 6 of Notes to Consolidated Financial Statements for a description of the differences between the statutory and effective income tax rates.

Earnings per share in 1996 reflects the full-year effect of the shares issued to Merck KGaA in 1995, as well as shares issued in 1996 in lieu of interest payments on the Debenture. Under the terms of the Debenture, additional shares were issued to Merck KGaA, in lieu of interest payments, until Merck KGaA obtained a 49.89% ownership in the Company.

Liquidity and Capital Resources
-------------------------------
The ratio of debt to equity at December 31 for each of the past three years is as follows:

            1997        1996        1995
            ----        ----        ----
             0.7         2.1         2.2

The ratio of operating income, plus depreciation and amortization, to interest paid over the past three years is as follows:

            1997        1996        1995
            ----        ----        ----
             4.8         3.7         3.5

In 1997, operations generated $48.0 million of cash flow while in 1996, operations used $28.1 million of cash. The improvement in cash from operations is largely attributable to the improved operating results and the completion of the Baxter Industrial integration. In 1996, the Company was required to purchase inventory to service the Baxter Industrial business as it was integrated into VWR Scientific Products facilities on a regional basis. Also in 1996, the Company increased inventory levels in advance of the regional transitions to service the business without interruption to the customer. In 1997, the Companys sales increased 11.4% while inventories decreased 4.2% primarily as a result of inventory management programs.

The Companys current ratio was 2.5 at December 31, 1997 as compared to 2.0 at December 31, 1996 and 1.8 at December 31, 1995. The increase in accounts receivable during 1996 was due to increases in sales and the integration of the Baxter Industrial business. During 1997, accounts receivable increased due to higher sales and a backlog in collection efforts resulting from the Baxter Industrial integration. This issue has been addressed and the Company is taking actions to reduce its accounts receivable days outstanding. In 1996, the Company increased its inventory in order to service the Baxter Industrial business. The increase in accounts payable during 1996 was due to increases in inventory partially offset by a decrease in the amounts payable for goods shipped under the Services Agreement (as described in Note 12) at December 31, 1995.

Debt increased in 1996 due to the expansion of distribution facilities and the need to fund working capital requirements for the Baxter Industrial acquisition. Debt decreased in 1997 due to cash generated from operations and the public offering and concurrent private placement of approximately 6 million shares, the net proceeds of which were $132.7 million. Equity increases reflect the 1997 public offering and concurrent private placement and the 1996 issuance of shares to Merck KGaA in lieu of payment for interest on the Debenture as well as net income for each period.

As discussed in Note 5, the Company and certain of its subsidiaries are parties to a Credit Facility which expires in September 2000. Pursuant to the Credit Facility, the Banks extended the Company the Revolver in an amount up to $150 million and the Term Loan. In 1996, the Company increased the amount available under the Revolver to $175 million. At December 31, 1997, the Revolvers limit reverted to $150 million. Outstanding borrowings under the Term Loan were repaid in 1997 using a portion of the net proceeds received from the Companys sale of common shares as described in Note 7. Approximately $81.5 million was outstanding at December 31, 1997 under the Revolver. The Credit Facility is secured by liens in favor of the Banks on substantially all of the Companys tangible and intangible property, excluding real estate.

The Credit Facility includes financial covenants with respect to: minimum earnings before interest, taxes, depreciation and amortization; maximum senior leverage ratio; minimum interest coverage; minimum net worth; and minimum fixed-charge coverage ratio. The Companys financial performance has met or exceeded these covenants throughout 1997 and 1996. The Credit Facility prohibits the Company from paying dividends and making other distributions (except for the issuance of shares as required by the Debenture).

As discussed in Note 5, the Company incurred indebtedness in 1995 of $135 million evidenced by the Debenture. The Debenture matures in a single installment in September 2005. The Debenture is subordinated to the Companys obligations to its primary bank lending institutions. The Debenture bears interest at 13% per annum, due quarterly. Until such time as EML and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share, and thereafter until September 14, 1997, interest on the Debenture is deferred, with accumulated interest thereon, until the Debenture matures. Interest on the Debenture is payable quarterly in cash after September 14, 1997 through the maturity date.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the swaps are based upon obligations under the Credit Facility and expected actual debt levels during the term of the Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives. As a result of the fourth quarter 1997 public offering and concurrent private placement, the Company terminated $60 million of swap agreements due to the repayment of existing debt balances. In addition, $35 million of swap agreements expired under their original terms. At December 31, 1997, the Company had a notional amount of $65 million of swaps in effect. These swaps expire between 1998 and 2000. The amount of floating rate debt protected by the swaps ranges from $65 million to $10 million during the period outstanding with fixed rates ranging from 5.5% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. At December 31, 1997, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a net payable of approximately $0.1 million. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the difference between the contracts fixed interest rate and the then-current replacement interest rate. The other parties to the interest rate swap agreements expose the Company to credit loss in the event of nonperformance although the Company does not anticipate such nonperformance.

The Companys use of swaps and collars for interest rate protection increased interest expense by $0.2 million, $0.7 million, and $0.3 million in 1997, 1996,and 1995, respectively. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the outstanding borrowings under the Credit Facility.

As discussed in Note 12, the Company is party to a Distribution Agreement with Baxter Healthcare and Allegiance. The Distribution Agreement, which has a term ending on September 30, 2000, requires the Company to purchase a minimum dollar amount of products. The minimum for the 1997 contract year was $71 million, which was satisfied. The minimum requirements, which are subject to annual adjustments, for the remaining fiscal years are $77 million for 1998, $89 million for 1999, and $96 million for 2000. The Company also has a similar agreement with another manufacturer, under which its minimum annual purchase obligation for each of the years 1997 through 2000 averages approximately $23 million. Purchases made for the 1997 contract year were $18 million. The Company intends to satisfy the 1997 deficiency under this agreement by purchasing the necessary amount of products. Such purchases are not expected to have a material effect on the Companys financial condition or results of operations for 1998.

VWR has been designated by the EPA as a potentially responsible party for various sites. Management believes that any required expenditures would be immaterial to the Companys Consolidated Financial Statements.

The Company has begun a project to enhance its computer systems to satisfy its future requirements. This enhancement will result in the replacement of many of the Companys current systems including order entry, purchasing, and financial systems. The Company anticipates that the total cost of its new system will be between $25 million and $30 million. As of December 31, 1997, the Company has expended approximately $6 million and the remaining amounts are expected to be expended over the next eighteen months. A substantial portion of the costs associated with the replacement of existing systems will be recorded as assets and amortized over their useful lives.

In addition, the Company has conducted a review to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Companys programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000, which could cause the Companys computer systems to perform inaccurate calculations. The Company has developed a timeline for enhancing its computer systems. The enhancement, together with other planned system changes, are intended to correct the Year 2000 issue. The Company does not expect the amounts required to be expensed over the next two years, to correct the Year 2000 issue, to have a material effect on its financial condition or results of operations. The Company has also initiated discussions with its significant suppliers and large customers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Companys systems or otherwise impact its operations.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.

Certain information in this report contains forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain factors such as competitive pressures, customer and product mix, system conversion and Year 2000 issues, regulatory changes, and capital markets could cause actual results to differ materially from those in forward-looking statements.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

                  VWR SCIENTIFIC PRODUCTS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                 1997               1996             1995
-----------------------------------------------------------------------------
(Thousands, except per share data)

Sales                         $1,244,795        $1,117,286        $718,684
Cost of sales                    967,080           870,379         559,565
                              ----------        ----------        --------
Gross margin                     277,715           246,907         159,119

Operating expenses               177,995           172,407         124,317
Depreciation and amortization     22,148            20,740          13,212
Acquisition-related expenses         253             5,128           3,761
                              ----------        ----------        --------
Total operating expenses         200,396           198,275         141,290
                              ----------        ----------        --------
Operating income                  77,319            48,632          17,829
Interest expense and other        35,355            36,827          14,803
                              ----------        ----------        --------
Income before income taxes
  and extraordinary charge        41,964            11,805           3,026
Income taxes                      17,229             4,782           1,091
                              ----------        ----------        --------
Income before extraordinary
  charge                          24,735             7,023           1,935
Extraordinary charge, net of
  income taxes                       406
                              ----------        -----------       --------
Net income                    $   24,329        $    7,023       $   1,935
                              ==========        ===========       ========

Basic earnings per share:
Income before extraordinary
  Charge                   $        1.08           $  0.32       $    0.13
Extraordinary charge                (.02)
                               ----------       ----------        --------
Net income                    $     1.06        $     0.32       $    0.13
                              ==========        ==========        ========

Diluted earnings per share:
Income before extraordinary
  Charge                      $     1.05        $     0.32       $    0.13
Extraordinary charge                (.01)*
                              -----------       ----------        --------
Net income                    $     1.04        $     0.32       $    0.13
                              ===========       ==========        ========

Weighted average shares outstanding:

Basic                             22,969            21,892          14,738
Diluted                           23,494            22,290          14,853


Difference due to rounding.

See Notes to Consolidated Financial Statements.

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(Thousands of dollars,
 except per share data)
                                                       December 31,
ASSETS                                            1997              1996
-----------------------------------------------------------------------------

Current assets:
Trade receivables,
  less reserves of $2,512 and $1,505            $180,345          $161,235
Other receivables                                  6,632             7,159
Inventories                                      103,445           108,009
Other                                             11,166             8,691
                                                --------          --------
Total current assets                             301,588           285,094

Property and equipment--net                       50,846            48,184

Excess of cost over net assets of
  businesses acquired--net                       354,961           361,329

Other assets--net                                 10,171            10,695
                                                --------          --------
                                                $717,566          $705,302
                                                ========          ========

                     VWR SCIENTIFIC PRODUCTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT.)

(Thousands of dollars,
 except per share data)
                                                       December 31,
LIABILITIES AND SHAREHOLDERS EQUITY              1997              1996
-----------------------------------------------------------------------------

Current liabilities:
Bank checks outstanding, less cash in bank      $ 10,077         $  10,274
Current portion of long-term debt                                   22,500
Accounts payable                                  91,887            92,999
Accrued liabilities                               17,560            15,346
                                                --------          --------
Total current liabilities                        119,524           141,119
                                                --------          --------
Long-term debt:

Revolving credit facility                         81,462           142,256
Term loan                                                           86,900
Subordinated debenture                           150,947           138,809
                                                --------          --------
Total long-term debt                             232,409           367,965
                                                --------          --------

Deferred income taxes and other                   23,626            12,781

Shareholders equity:
Preferred stock, $1 par value, 1,000,000
  shares authorized, none issued
Common stock, $1 par value, 30,000,000
  shares authorized, 28,487,251 and
  22,346,909 shares issued                        28,487            22,347
Additional paid-in capital                       280,068           152,157
Retained earnings                                 35,798            11,471
Treasury stock at cost, 4,978
  and 2,911 shares                                   (94)              (45)
Unamortized ESOP contribution                     (1,144)           (1,464)
Unamortized restricted stock awards                 (184)             (357)
Cumulative translation adjustment                   (924)             (672)
                                                --------          --------
Total shareholders equity                       342,007           183,437
                                                --------          --------
                                                $717,566          $705,302
                                                ========          ========



See Notes to Consolidated Financial Statements.

                          VWR SCIENTIFIC PRODUCTS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
(Thousands of dollars)                       1997         1996         1995
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                $  24,329    $   7,023  $    1,935
Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
  Depreciation and amortization,
    including deferred debt
    issuance costs                           23,234      22,051       13,532
  Debentures and stock issued in lieu of
    payment of interest                      12,138      19,114        3,702
  Provision for deferred taxes                7,372       4,284          560
  Loss on early extinguishment
    of debt, net                                680
  Change in operating assets and
    liabilities, net of effect
    of business acquired:
      Receivables                           (18,583)    (31,574)       6,130
      Inventories                             3,364     (55,262)     (13,256)
      Other current assets                   (5,927)     (2,367)      (3,322)
      Accounts payable                       (1,112)     19,761       37,455
      Accrued liabilities and other           2,490     (11,162)      12,737
                                          ---------   ---------   ----------
Cash provided by (used in)
  operating activities                       47,985     (28,132)      59,473
                                          ---------   ---------   ----------
INVESTING ACTIVITIES
Acquisition of business                                   1,683     (434,184)
Sale of joint venture investment                          2,881
Additions to property and
  equipment, net                            (11,551)    (23,417)      (6,342)
Proceeds from sale of property
  and equipment                                           5,664
Other                                                      (165)        (699)
                                          ---------   ---------   ----------
Cash used in investing activities          $(11,551)  $ (13,354) $  (441,225)
                                          ---------   ---------   ----------

                          VWR SCIENTIFIC PRODUCTS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

                                        	         Year Ended December 31,
(Thousands of dollars)                        1997        1996         1995
----------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt              $ 224,006   $ 206,788   $  115,408
Repayment of long-term debt                (394,200)   (174,459)    (153,595)
Net proceeds from common stock issuance     132,708                  104,171
Repayment of existing credit
  facility upon refinancing                                          (73,700)
Proceeds from new credit facility                                    249,600
Proceeds from long-term subordinated debenture                       135,000
Proceeds from exercise of warrant                                     10,637
Debt issuance costs                                                   (4,971)
Net change in bank checks outstanding          (197)      8,526          350
Cash dividends                                                        (1,474)
Proceeds from exercise of stock options         560         308          371
Proceeds from shares issued
  under Merck KGaA ownership rights             547
Other                                           142         323          (45)
                                          ---------   ---------   ----------
Cash (used in) provided by
  financing activities                      (36,434)     41,486      381,752
                                          ---------   ---------   ----------

Net change in cash                                0           0            0
Cash at beginning of year                         0           0            0
                                          ---------   ---------   ----------
Cash at end of year                       $       0   $       0   $        0
                                          =========   =========   ==========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                $  20,797   $  18,584   $    8,989
  Income taxes                                7,101       1,175          321


Acquisition of Baxter Industrial business:
  Working capital                                                 $   65,683
  Property and equipment                                                 862
  Other, principally excess of cost over net assets
    of business acquired                                             365,956
                                                                  ----------
Net cash used to acquire business                                 $  432,501
                                                                  ==========



See Notes to Consolidated Financial Statements.

                            VWR SCIENTIFIC PRODUCTS CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(Thousands of dollars,
 except per share data)                                         Unamortized
                                                                ESOP
                         Common                                 Contribution,
                         Stock   Additional                     Restricted
                         $1 Par  Paid-in     Retained  Treasury Stock,
                         Value   Capital     Earnings   Stock   and Other
-----------------------------------------------------------------------------
Balance at
December 31, 1994        $11,316  $ 29,269   $ 4,941   $(2,463)   $(2,895)

Net income                                     1,935
Issuance of 8,650,978
  shares of common stock   8,651    95,520
Exercise of warrants
  for 967,015 shares
  of common stock            967     9,670
Issuance of 297,615 shares
  of common stock as
  payment for
  debenture interest         298     3,404
Cash dividends
  ($.08 per share)                            (1,033)
Allocation of shares to
  ESOP participants                                                    29
Restricted stock awards--
  52,589 shares               43      456                   97       (596)
Amortization of
  restricted stock                                                    337
Acquisition of treasury
  stock--11,160 shares                                    (149)
Retirement of treasury
  stock--253,551 shares     (254)    (899)   (1,386)     2,539
Exercise of stock options     47      324
Foreign currency
  translation adjustment                                              (88)
Other                                   9                  (33)        33

Balance at              --------------------------------------------------
December 31, 1995         $21,068  $137,753    $4,457      $(9)  $(3,180)
                        --------------------------------------------------

                            VWR SCIENTIFIC PRODUCTS CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (CONT.)

(Thousands of dollars
 except per share data)                                         Unamortized
                                                                ESOP
                        Common                                  Contribution,
                        Stock    Additional                     Restricted
                        $1 Par   Paid-in     Retained  Treasury Stock,
                        Value    Capital     Earnings   Stock   and Other
----------------------------------------------------------------------------

Net income              $         $          $ 7,023     $       $
Issuance of 1,230,315
  shares of common stock
  as payment for
  debenture interest     1,230     14,075
Allocation of shares
  to ESOP participants                                               293
Restricted stock awards--
  4,230 shares               4         52                            (56)
Amortization of
  restricted stock                                                   398
Exercise of stock options   44        264
Foreign currency
  translation adjustment                                              40
Other                        1         13         (9)     (36)        12
Balance at              ---------------------------------------------------
December 31, 1996       22,347    152,157      11,471     (45)    (2,493)
                        ---------------------------------------------------

Net income                                     24,329
Issuance of 6,036,719
  shares of common stock 6,037    126,671
Allocation of shares
  to ESOP participants                                               320
Amortization of
  restricted stock                                                   173
Exercise of stock options   51        509
Shares issued under
  Merck KGaA ownership
  rights                    52        495
Tax benefit on exercise
  of stock options                    236
Foreign currency
  translation adjustment                                            (252)
Other                                             (2)     (49)

Balance at          -------------------------------------------------------
December 31, 1997       $28,487  $280,068    $35,798     $(94)   $(2,252)
                    =======================================================

See Notes to Consolidated Financial Statements.

                      VWR SCIENTIFIC PRODUCTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
   ------------------------------------------

Basis of Presentation
---------------------
VWR Scientific Products Corporation (VWR or the Company) distributes laboratory supplies, chemicals, and equipment to life science, educational and industrial organizations throughout the United States and Canada. The Company also distributes critical environment (cleanroom) supplies and apparel to manufacturers of electronics, medical devices and pharmaceuticals.

The consolidated financial statements include the accounts of VWR Scientific Products Corporation and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Capitalization, Depreciation and Amortization
---------------------------------------------
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and, generally, accelerated methods for income tax purposes. Acquisition and development costs for significant business systems and related software for internal use are capitalized and amortized over their estimated useful lives. The Company capitalizes the costs of developing and producing catalogs, which are used by customers for ordering products. Such costs are amortized over the period of use, generally two to three years.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------
Excess of cost over net assets of businesses acquired is primarily the result of the acquisition of the Industrial Distribution Business of Baxter Healthcare in 1995 and is being amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1997 and 1996 was $23.8 million and $13.0 million, respectively. The carrying value of excess of cost over net assets of businesses acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

Revenue Recognition
-------------------
The Company recognizes revenue when products are shipped.

Concentrations of Credit Risk
-----------------------------
Trade receivables reflect VWRs diverse customer base and the customer bases wide geographic dispersion. As a result, at December 31, 1997, the Company had no significant concentrations of credit risk.

New Accounting Standards
------------------------
The Financial Accounting Standards Board (FASB) has issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements are expected to have no material effect on the Companys results of operations, financial position, capital resources or liquidity.

Reclassifications
-----------------
Certain prior years amounts have been reclassified to conform to the current years presentation.

2. Acquisitions
   ------------

Baxter Industrial
-----------------
On September 15, 1995, VWR purchased certain assets and assumed certain liabilities of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International, for approximately $432 million, as adjusted.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of Baxter Industrial have been included in the consolidated operating results since the date of acquisition. Cost in excess of net assets acquired is primarily the result of the acquisition of Baxter Industrial and amounted to $366 million.

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

The following unaudited pro forma information has been prepared assuming that the Baxter Industrial acquisition and related financings had occurred on January 1, 1995. Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense from the acquisition debt; and related income tax effects. Cost savings from combining the operations are not reflected because it is not practical to do so. Also, Baxter Industrials inventory, as reflected in cost of sales, is valued at the lower of cost or market (as determined on a first-in, first-out basis) in the pro forma information below. Cost of sales for 1995 has not been adjusted to give the pro forma effect of adopting VWRs accounting policy of valuing inventory on the last-in, first-out method because it is not practical to calculate the pro forma adjustments.

The following unaudited pro forma information is provided for information purposes only and does not purport to be indicative of VWRs results of operations that would actually have been achieved had the Baxter Industrial acquisition and related financing transactions been completed on January 1, 1995.

Year Ended December 31, 1995
(Thousands of dollars, except per share data)
-----------------------------------------------------------------------------
Sales                                                              $1,072,789
Net income                                                         $    1,219
Basic earnings per share                                           $     0.06
Diluted earnings per share                                         $     0.05

In connection with the combination of the Baxter Industrial business with VWR, the Company made organizational and facility location decisions involving the Companys selling and distribution activities. Certain costs related to the activities of the Baxter Industrial business have been considered in the allocation of the purchase price of the acquired business, and the additional costs related to VWRs existing operations were expensed. Acquisition-related expenses consist of lease termination costs related to the decision to upgrade the Companys computer hardware; severance and relocation of VWR employees; training of the combined sales force regarding the transition; consulting services; inventory relocation and other incremental costs related to the acquisition. The Company allocated $3.6 million to the purchase price and expensed $0.3 million, $5.1 million and $3.8 million as acquisition-related expenses in 1997, 1996 and 1995, respectively, which have been funded as of December 31, 1997.

3. Inventories
   -----------
Inventories consist of purchased goods for sale and are valued at the lower of cost or market. Cost determined using the last-in, first-out (LIFO) method comprised 89% of inventory carrying value at December 31, 1997 and 1996. Cost of the remaining inventories is determined using the first-in, first-out
(FIFO) method.

LIFO cost at December 31, 1997 and 1996, was approximately $32.9 million and $30.8 million, respectively, less than current cost.

4. Fixed Assets
   ------------
Net property and equipment at December 31, 1997 and 1996, is:

(Thousands of dollars)                        1997              1996
----------------------------------------------------------------------
Land                                      $      738        $      738
Buildings                                     15,340            15,504
Equipment and computer software               76,636            72,182
Capital additions in process                   7,247               177
                                          ----------------------------
    99,961            88,601
Less accumulated depreciation                (49,115)          (40,417)
                                          ----------------------------
Net property and equipment                $   50,846        $   48,184
                                          ============================

Depreciation expense for the years ended December 31, 1997, 1996, and 1995, was $8.7 million, $7.2 million, and $6.6 million, respectively.

5. Long-Term Debt and Revolving Credit Facilities
   ----------------------------------------------
On September 14, 1995, the Company entered into a five-year Credit Facility consisting of a $150 million revolving line of credit (the Revolver) and a five-year $135 million amortizing term loan (the Term Loan). Outstanding borrowings under the Term Loan were repaid in 1997 using a portion of the net proceeds received from the Companys sale of common shares as described in
Note 7. During 1996, the Company increased the Revolvers limit to $175 million to fund working capital requirements through December 31, 1997, at which time the Revolver limit reverted to $150 million. The Revolver provides for the ability to borrow the equivalent in Canadian dollars up to $17 million U.S. dollars. The Revolver is secured by liens on substantially all of the Companys tangible and intangible property, excluding real estate, and bears an interest rate based on the London Interbank Offered Rate (LIBOR) or the prime rate, plus the applicable margin. The Company is required to pay commitment fees on the unused portion of the Revolver, between .15% and .30%. The margin on interest and the commitment fees will vary depending on the relationship between the Companys earnings before interest, taxes, depreciation and amortization (EBITDA) and aggregate borrowings under the Credit Facility.

The Credit Facility includes various financial covenants of the Company, with respect to minimum EBITDA, maximum senior leverage ratio, minimum interest coverage, minimum net worth, and minimum fixed-charge coverage ratio. The Credit Facility prohibits the Company from paying dividends and making other distributions (except for the issuance of common shares as required by the Debenture).

On September 15, 1995, in conjunction with the Baxter Industrial acquisition, the Company issued the Debenture to EML in the principal amount of $135 million. The Debenture has been assigned to another affiliate of EML. The Debenture matures in a single installment in September 2005 and is subordinated to the Companys obligations under the Credit Facility. The Debenture bears interest at 13% per annum, due quarterly. Until such time as Merck KGaA and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share, and thereafter, until September 14, 1997, interest on the Debenture is deferred, with accumulated interest thereon, until the Debenture matures. Interest on the Debenture is payable quarterly in cash after September 14, 1997 through the maturity date.

At December 31, 1997 and 1996, the approximate weighted average interest rate on borrowings under the outstanding Credit Facility was 6.9% and 7.4%, respectively. Interest expense under the credit facilities for the years ended December 31, 1997, 1996, and 1995, was $15.9 million, $17.6 million, and $9.6 million, respectively, resulting in a weighted average interest rate of 7.1%, 7.4%, and 8.2%, respectively.

The carrying value of the Revolver approximates its fair value. The fair value of the Debenture is not readily determinable due to the nature of the instrument.

In 1997, the Company recorded an extraordinary charge in the amount of $0.7 million ($0.4 million net of tax) representing the write-off of $0.9 million of unamortized debt issuance costs related to the early extinguishment of the Term Loan, net of $0.2 million of gains on the termination of interest rate swaps due to the repayment of amounts under the Credit Facility.

Aggregate maturities of long-term debt are as follows: $81.5 million in 2000 and $150.9 million in 2005.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the swaps are based upon obligations under the Credit Facility and expected actual debt levels during the term of the Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives. At December 31, 1997, the Company had a notional amount of $65 million of swaps in effect. These swaps expire between 1998 and 2000. The amount of floating rate debt protected by the swaps ranges from $65 million to $10 million during the period outstanding with fixed rates ranging from 5.5% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. At December 31, 1997, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a net payable of approximately $0.1 million. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the difference between the contracts fixed interest rate and the then-current replacement interest rate. The other parties to the interest rate swap agreements expose the Company to credit loss in the event of nonperformance although the Company does not anticipate such nonperformance.

6. Income Taxes
   ------------
Taxes on income are based on income before income taxes and extraordinary charge as follows:

(Thousands of dollars)                1997            1996               1995
-----------------------------------------------------------------------------
Domestic                            $38,148           $10,187         $ 2,351
Canada                                3,816             1,618             675
                                    -----------------------------------------
            $41,964           $11,805         $ 3,026
            =========================================

The provision for income taxes consists of:

(Thousands of dollars)                1997              1996            1995
----------------------------------------------------------------------------
Current:
      Federal                       $ 7,037           $    70         $  487
      State                             697                               44
      Foreign                         2,123               428
                                    ----------------------------------------
                                      9,857               498            531
                                    ----------------------------------------
Deferred:
      Federal                         5,876             3,460            481
      State                           1,399               603           (183)
      Foreign                            97               221            262
                                    ----------------------------------------
                                      7,372             4,284            560
                                    ----------------------------------------
Total tax provision                 $17,229          $  4,782        $ 1,091
                        ========================================

The reconciliation of tax computed at the federal statutory tax rate of 35% of income before income taxes to the actual income tax provision is as follows:

(Thousands of dollars)                1997               1996           1995
----------------------------------------------------------------------------
Statutory tax                       $14,687          $  4,132        $ 1,059
State income taxes net
  of federal tax benefit              1,362               392            (93)
Foreign rate differential               667               151
Other--net                              513               107            125
                                    ----------------------------------------
Total tax provision                 $17,229          $  4,782        $ 1,091
                              ========================================

Deferred tax liabilities (assets) as of December 31, 1997 and 1996 are comprised of the following:

(Thousands of dollars)                                1997              1996
----------------------------------------------------------------------------
Depreciation                                       $  3,438          $ 4,861
Pension                                               3,718            3,077
Goodwill amortization                                14,015            8,385
                                                    ------------------------
Deferred tax liabilities                             21,171           16,323
                                                   -------------------------

Postretirement benefits                                (698)            (788)
Other compensation benefits                          (1,035)          (1,759)
Net operating loss carryforwards                       (683)          (1,021)
Inventory capitalization                             (1,610)          (1,175)
Other--net                                           (1,097)          (2,505)
                                                   -------------------------
      Deferred tax assets                            (5,123)          (7,248)
                                                   -------------------------
Net deferred tax liability                         $ 16,048          $ 9,075
                                                   =========================

Net current deferred tax assets are $3.8 million and $2.3 million at December 31, 1997 and 1996, respectively. The Company has state net operating loss carryforwards that expire at various times through 2011.

7. Shareholders Equity
   --------------------
In April 1995, EML purchased from the Company 1,818,181 common shares (at a price per share of $11) and a warrant (the Warrant) to purchase an additional 967,015 shares (at a price per share of $11). In connection with the Baxter Industrial acquisition on September 15, 1995, EML purchased 6,832,797 common shares at a price of $12.44 and exercised the Warrant, raising Merck KGaAs beneficial ownership of the Company to 46%. In connection with the agreement to purchase such securities, EML entered into a Standstill Agreement with the Company, pursuant to which EML agreed that it and its affiliates would not, subject to certain specified exceptions, for a period of four years, increase its beneficial ownership of the Companys common shares above 49.89% without the prior consent of the Company. Under the terms of the Debenture, interest was payable in common shares, at an issue price per share of $12.44, until Merck KGaAs beneficial ownership reached 49.89%. In addition, upon issuance of stock by the Company, including its stock incentive plans, Merck KGaA has the option to purchase additional shares from the Company to retain its 49.89% ownership interest for which the purchase price equals the price the Company receives for the stock. Merck KGaA beneficially owns 49.89% of the issued and outstanding common shares as of December 31, 1997.

In November 1997, the Company completed a public offering of 3,025,000 common shares and a concurrent private placement with affiliates of Merck KGaA of 3,011,719 common shares, resulting in proceeds of $132.7 million (net of issuance costs of $4.6 million). The net proceeds were used to repay the outstanding amount of the Companys Term Loan of $88.8 million and $43.9 million of the Revolver.

Shareholder Rights Agreement
----------------------------
On May 20, 1988, the Company established a Shareholder Rights Agreement that was amended in 1995 in conjunction with the issuance of common shares and the Warrant to EML. The Agreement is designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares. Under the Agreement, the Company has distributed a dividend of one Right for each outstanding share of the Companys stock. When exercisable, each Right will entitle its holder to buy two shares of the Companys common stock at $45.00 per share. The Rights will become exercisable if an Acquiring Person, as defined, acquires or makes an offer to acquire 20 percent of the Companys common stock. EML and its affiliates are excluded from the definition of an Acquiring Person. In the event that a purchaser acquires 20 percent of the common stock, each Right shall entitle the holder, other than the Acquiring Person, to purchase, at the Rights then-current full exercise price, shares of the Companys common stock having a market value of twice the then-current full exercise price of the Right. In the event that, under certain circumstances, the Company is acquired in a merger or transfers 50 percent or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the full exercise price of the Right. The Rights, which expire on May 31, 1998, may be redeemed by the Company at a price of $.005 per Right.

8. Earnings Per Share
   ------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which required the Company to change the method used to compute earnings per share (EPS) and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of securities that could be exercised or converted into common stock. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted EPS:

(Thousands)                          1997              1996             1995
-----------------------------------------------------------------------------
Basic weighted average
  common shares outstanding         22,969             21,892         14,738
Net effect of dilutive
  stock options                        263                199             85
Effect of Merck KGaA
  ownership rights                     262                199             30
                                    ----------------------------------------
Diluted weighted average
  common shares outstanding         23,494             22,290         14,853
                                   =========================================

Shares issued in payment of Debenture interest were included in the share calculation as interest expense was recognized. Shares issued in connection with the 1997 public offering and concurrent private placement with affiliates of Merck KGaA totaling approximately 6 million shares are included in the weighted average shares outstanding for approximately one month in 1997.

9. Stock and Incentive Programs
   ----------------------------
The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. The Company has adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation.

The Companys stock incentive plans allow for the grant of nonqualified and incentive stock options or restricted stock awards. In addition to outstanding options, 827,400 shares were available for issuance at December 31, 1997.

Stock Options
-------------
Options have been granted to certain officers and managers to purchase common stock of the Company at its fair market value at the date of grant. Options contain various vesting provisions ranging from 4 to 9 years. Beginning in 1995, grants issued vest at the earlier of nine years following issuance or in 50% allotments based on the performance of the Companys stock over a certain period of time.

Changes in options outstanding were:
                                                                      Average
                                                       Shares           Price
-----------------------------------------------------------------------------
Outstanding at December 31, 1994                      355,967         $  8.86
 Exercised                                            (47,166)           7.87
 Granted                                            1,020,000           12.00
 Cancelled                                            (87,200)          11.67
                                                    -------------------------
Outstanding at December 31, 1995                    1,241,601           11.28
 Exercised                                            (43,983)           7.03
 Granted                                              189,000           13.25
 Cancelled                                            (60,000)          12.00
                                                    -------------------------
Outstanding at December 31, 1996                    1,326,618           11.67
 Exercised                                            (51,460)          11.19
 Granted                                              167,000           18.75
 Cancelled                                            (66,200)          11.82
                                                    -------------------------
Outstanding at December 31, 1997                    1,375,958         $ 12.51
                                                    =========================

At December 31, 1997, there were 1,200,336 options exercisable at an average price of $11.60. Outstanding options at December 31, 1997 have exercise prices ranging from $7.79 to $18.75 and have a weighted average remaining life of 7 years.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rate of 6.40%, 5.60% and 5.60%, respectively; no dividends; a volatility factor of the expected market price of the Companys common stock of 0.476, 0.416, and 0.416, respectively; and a weighted-average expected life of the options of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options ($10.90, $6.99 and $6.31 for the 1997, 1996 and 1995 grants, respectively) is amortized to expense over the options assumed vesting period. SFAS No. 123 requires only that the income effects of options granted beginning in 1995 be included in the pro forma disclosures. Since a portion of the Companys stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years pro forma net income. The Companys pro forma information follows:

                                                    Years ended December 31,
(Thousands, except per share data)                1997       1996        1995
-----------------------------------------------------------------------------
Pro forma net income                            $21,255     $6,152     $1,717

Pro forma basic earnings per share                 0.93       0.28       0.12

Pro forma diluted earnings per share               0.90       0.28       0.12

Savings Investment Plan
-----------------------
The Company has a savings investment plan whereby it matches 50% of the employees contribution up to 3% of the employees pay. Depending on the Companys profitability in any year, the Company will make an additional match of 50% of the employee contributions between 3% and 7.5% of their pay. Expenses under this plan for the years ended December 31, 1997, 1996, and 1995, were $0.9 million, $0.9 million, and $0.7 million, respectively.

Employee Stock Ownership Plan
-----------------------------
In September 1990, the Company established an employee stock ownership plan
(ESOP) by, in effect, contributing 400,000 treasury shares ($2.9 million fair value) to the ESOP of which 242,200 shares are allocated to participants at December 31, 1997. All full-time and part-time employees, except certain union employees, are eligible to participate in the plan.

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

10. Postretirement Benefits
    -----------------------
Pension Plan
------------
The Company has a defined benefit pension plan covering substantially all of its domestic employees, except for employees covered by independently operated collective bargaining plans. Pension benefits are based on years of credited service and the highest five consecutive years average compensation.

Contributions to the Company plan are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). The total VWR plans funding status and the amounts recognized in the Companys Consolidated Balance Sheets at December 31, 1997 and 1996, are:

(Thousands of dollars)                            1997             1996
-------------------------------------------------------------------------
Actuarial present value of plan
  benefit obligations:

  Vested benefit obligation                     $43,229           $37,777
  Nonvested benefit obligation                    1,786             1,541
                                                -------------------------
  Accumulated benefit obligation                $45,015           $39,318
                                                =========================

Plan assets at fair value                       $62,339           $50,044
Projected benefit obligation                     53,158            44,927
                                                -------------------------
Plan assets in excess of
  projected benefit obligation                    9,181             5,117
Prior service costs not yet recognized
  in net periodic pension cost                     (362)             (464)
Unrecognized net transition obligation              216               267
Unrecognized actuarial (gain) loss               (1,481)              788
                                                -------------------------
Prepaid pension expense included in
  consolidated balance sheets                   $ 7,554           $ 5,708
                                                =========================

The assets of the Company plan consist primarily of undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.

Net pension expense under the Company plan includes the following components:

(Thousands of dollars)                  1997             1996          1995
----------------------------------------------------------------------------
Service cost (benefits earned
  during the year)                   $  2,180         $  2,234      $  1,353
Interest cost on projected
  benefit obligation                    3,587            3,289         3,051
Actual return on plan assets          (12,272)          (6,828)       (9,501)
Net amortization and deferral           7,241            2,706         6,342
                                     ---------------------------------------
Net pension expense                  $    736         $  1,401      $  1,245
                                     =======================================

The assumptions used were:
  Discount rate                         7.50%             8.00%        7.50%
  Rate of increase in
   compensation levels                     4%                4%           4%
  Expected long-term rate of
   return on plan assets                  10%               10%          10%

The Company maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan in 1997, 1996, and 1995 were approximately $0.1 million, $0.2 million, and $0.1 million, respectively.

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans for each of the years ended December 31, 1997, 1996, and 1995, were $0.3 million, $0.5 million, and $0.3 million, respectively, as determined in accordance with negotiated labor contracts.

Retiree Medical Benefits Program
--------------------------------
The Company provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. The accumulated postretirement benefit obligation was $1.7 million and $1.8 million at December 31, 1997 and 1996, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 8.0% at December 31, 1997 and 1996, respectively. The annual expense for such benefits was not material.

11. Leases
    ------
The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 17 years, subject to renewal options. Rental expense was $9.8 million, $9.8 million, and $5.4 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Future minimum lease payments as of December 31, 1997, under noncancelable operating leases having initial lease terms of more than one year are:

Years Ending December 31
(Thousands of dollars)
------------------------------------------------------------------
1998                                                       $ 7,325
1999                                                         5,807
2000                                                         4,900
2001                                                         4,008
2002                                                         3,444
Thereafter                                                  26,563
                                                           -------
Total minimum payments                                     $52,047
                                                           =======

12. Material Agreements
    -------------------

Services Agreement
------------------
The Company entered into a Services Agreement with Allegiance Corporation, Allegiance, formerly the domestic healthcare distribution, surgical, and respiratory therapy products and healthcare cost management business of Baxter Healthcare, to provide for the orderly transfer of the Baxter Industrial business to the Company. Services provided under this agreement included order entry, shipping, invoicing, credit and collection, and inventory stocking and replenishment. As the Baxter Industrial business was transitioned to VWR facilities on a regional basis in 1996 and early 1997, VWR directed Allegiance to discontinue the provision of such services.

No service fees were payable during the first three months of the Services Agreement. For the remaining term, the Company was required to make payments equal to 5.5% of sales to customers of the Baxter Industrial business or a minimum of $18.6 million. The Company expensed $0.7 million, $11.3 million, and $6.6 million in 1997, 1996, and 1995, respectively, under the Services Agreement using an effective-rate method.

Distribution Agreements
-----------------------
In connection with the Baxter Industrial Acquisition, the Company entered into a Distribution Agreement with Baxter Healthcare and Allegiance. The Distribution Agreement, which has a term ending on September 30, 2000, provides, among other things, that the Company is obligated during each year to either purchase a minimum dollar amount of products for sale in the United States and internationally, or, if such minimum requirements have not been met during such year, purchase products or pay to Baxter Healthcare and Allegiance an amount, in each case, equal to any such deficiency. The minimum aggregate domestic and international requirements, which are subject to annual adjustment, for each of the remaining three fiscal years of the Distribution Agreement, are $77 million, $89 million and $96 million. During the 1997 contract year, the minimum requirement under this agreement of $71 million was satisfied. Purchases under this contract are not expected to have a material effect on the Companys financial condition or results of operations for 1998.

The Company also has a similar agreement with another manufacturer under which the Company is required to meet minimum annual purchase requirements, or, if such minimums are not achieved, to purchase products or pay the related estimated gross margin that would otherwise have been earned by the supplier. The minimum purchase commitment for the 1997 contract year was $22 million, of which the Company purchased $18 million. The minimum purchase commitment for each of the years 1998 through 2000 is $23 million, $24 million, and $24 million, respectively. The Company intends to satisfy the 1997 deficiency by purchasing the necessary amount of products. These purchases are not expected to have a material effect on the Companys financial condition or results of operations for 1998.

13. Contingencies and Commitments
    -----------------------------
The Company is involved in various environmental, contractual, and product liability cases and claims, which are considered routine to the Companys business. In the opinion of management, the potential financial impact of these matters is not material to the consolidated financial statements.

14. Transactions with Affiliates
    ----------------------------
In the ordinary course of business, the Company purchases inventory from affiliates of Merck KGaA. Such purchases represent less than 5% of total purchases.

15.  Quarterly Financial Data (Unaudited)
-----------------------------------------------------------------------------
(Thousands of dollars,
except per share data)
                                                        Basic      Diluted
                            Gross   Operating  Net    Earnings    Earnings
                    Sales   Margin   Income   Income   (Loss)      (Loss)
                                              (Loss)  Per Share** Per Share**
-----------------------------------------------------------------------------
Year Ended - December 31, 1997

  First Quarter  $  290,826 $ 63,416  $15,393 $ 3,551    $ .16       $ .16
  Second Quarter    310,513   68,504   19,881   6,080      .27         .27
  Third Quarter     329,079   74,113   22,984   8,395      .38         .37
  Fourth Quarter    314,377   71,682   19,061   6,303      .25         .25
                 ---------------------------------------------------------
Total            $1,244,795 $277,715  $77,319 $24,329    $1.06       $1.04*
                 =========================================================

Year Ended - December 31, 1996

   First Quarter $  276,458 $ 62,106 $ 12,298 $ 2,110   $  .10        $.10
   Second Quarter   278,961   63,149   14,265   3,073      .14         .14
   Third Quarter    289,280   63,962   15,910   3,960      .18         .18
   Fourth Quarter   272,587   57,690    6,159  (2,120)    (.09)       (.09)
                 ---------------------------------------------------------
Total            $1,117,286 $246,907 $ 48,632 $ 7,023   $  .32*       $.32*
                 =========================================================


Note: The first quarter of 1997 includes $253 of acquisition-related expenses from the Baxter Industrial acquisition. The 1996 amounts include Baxter Industrial acquisition-related expenses of $1,188, $1,845, $1,093 and $1,002 for the first, second, third and fourth quarters, respectively. The fourth quarter of 1997 includes an extraordinary charge of $406 million (net of tax) or $0.02 per basic share and $0.01 per diluted share due to the early extinquishment of debt.

* The sum of the quarterly earnings (loss) per share does not equal the total earnings per share due to different weighted average share amounts outstanding for quarterly and annual reporting purposes.

** Earnings per share for 1996 and for the first three quarters of 1997 have been restated to conform to SFAS No. 128. As a result of the restatement, basic earnings per share for the third quarter for 1997 of $.01 higher than earnings per share originally reported.

REPORT OF INDEPENDENT AUDITORS
------------------------------
To the Shareholders of VWR Scientific Products Corporation:

We have audited the consolidated balance sheets of VWR Scientific Products Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholdersequity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VWR Scientific Products Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                BY (SIGNATURE)




                                                ERNST & YOUNG LLP



Philadelphia, Pennsylvania
February 17, 1998

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------    --------------------------------------------------------------
          None.


PART III.
--------

ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    ---------------------------------------------------
The information required by this item is incorporated by reference from the section captioned Election of Directors and the section captioned Ownership of VWR Scientific Products Corporation Common Shares - Section 16(a) Beneficial Ownership Reporting Compliance contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 1, 1998.

Information regarding executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11. - EXECUTIVE COMPENSATION
-------    ----------------------
The information required by this item is incorporated by reference from the sections captioned Fees to Directors and Committees of the Board and Executive Compensation contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 1, 1998.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------    ----------------------------------------------------------

The information required by this item is incorporated by reference from the section captioned Ownership of VWR Scientific Products Corporation Common Shares contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 1, 1998.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

The information required by this item is incorporated by reference from the section captioned Election of Directors contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 1, 1998.

PART IV.
-------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ------------------------------------------------------------
(a)(1)     Financial Statements

The following financial statements have been included as part of this report:

                                                       Form 10-K
                                                         Page
                                                       ---------
Consolidated Statements of Operations                     23
Consolidated Balance Sheets                               25
Consolidated Statements of Cash Flows                     27
Consolidated Statements of Shareholders Equity           29
Notes to Consolidated Financial Statements                31
Report of Independent Auditors                            46

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

4(b) Amendment No. 1, dated as of February 23, 1995, to Rights Agreement, dated as of May 20, 1988, between VWR Corporation and First
     Interstate Bank of Washington, N.A., successor to The First
     Jersey National Bank; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated February 23, 1995.

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

4(e) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of

     EM Laboratories, Incorporated; incorporated by reference to
     Exhibit 4(c) of the Registrants Form 8-K dated September 15, 1995.

4(f) Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.; incorporated by reference to Exhibit 4(d) of the Registrants Form 8-K dated September 15, 1995.

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

4(k) Amendment No. 1 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.;
     incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1996.

4(l) Amendment No. 2 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.;
     incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1996.

4(m) Amendment No. 3 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.;
     incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1996.

10(a)Common Share and Debenture Purchase Agreement dated as of May 24,
     1995 between VWR Corporation and EM Industries, Incorporated; incorporated by reference to Exhibit II of Registrants definitive proxy statement filed with the Commission on August 11, 1995.

10(b)Distribution Agreement between VWR Corporation and Baxter
     Healthcare Corporation dated as of September 15, 1995;
     incorporated by reference to Exhibit 10(b) of the Registrants Form 8-K dated September 15, 1995.

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

21   Subsidiaries of the Company

23   Consent of Independent Auditors

24   Power of Attorney

27(a)Financial Data Schedule for year ended December 31, 1997 (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).

27(b)Financial Data Schedule for the period ended September 30, 1997
     (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K). Restated for change in accounting for earnings per share.

      (1)May be deemed a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VWR SCIENTIFIC PRODUCTS CORPORATION

                                          BY (SIGNATURE)


                                          Jerrold B. Harris,
                                          President and Chief
                                          Executive Officer

                                          Date: March 30, 1998

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



                                           BY (SIGNATURE)



                                           David M. Bronson
                                           Senior Vice President Finance
                                          (Principal Financial and
                                           Accounting Officer)

                                           Date: March 30, 1998

    DIRECTORS
James W. Bernard
Richard E. Engebrecht
Jerrold B. Harris
Wolfgang Honn                                BY (SIGNATURE)
Dieter Janssen
Stephen J. Kunst
Edward A. McGrath, Jr.
Donald P. Nielsen
N. Stewart Rogers                            Jerrold B. Harris
Harald Schroder
Walter W. Zywottek                           Attorney-in-fact
                                             Power of Attorney
                                             dated March 25, 1998

                                             Date: March 25, 1998

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                       ------------------------------------

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------
                             (Thousands of dollars)

                     Balance at  Charged to                           Balance
                     Beginning   Costs and                            at End
Description          of Year     Expenses   Deductions (1)   Other    of Year
-----------          ---------   ---------- --------------   -----   --------
Allowances for losses
  (deducted from trade
  receivables) for:


Year Ended
  December 31, 1997    $1,505      $2,196        $1,189               $2,512
                       ======      ======        ======       ====    ======

Year Ended
  December 31, 1996    $  739      $  909        $  943       $800(2) $1,505
                       ======      ======        ======       ====    ======


Year Ended
  December 31, 1995    $  619      $  876        $  756               $  739
                       ======      ======         =====       ====    ======




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

4(b) Amendment No. 1, dated as of February 23, 1995, to Rights Agreement, dated as of May 20, 1988, between VWR Corporation and First
     Interstate Bank of Washington, N.A., successor to The First
     Jersey National Bank; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated February 23, 1995.

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

4(e) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of

     EM Laboratories, Incorporated; incorporated by reference to
     Exhibit 4(c) of the Registrants Form 8-K dated September 15, 1995.

4(f) Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.; incorporated by reference to Exhibit 4(d) of the Registrants Form 8-K dated September 15, 1995.

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

4(k) Amendment No. 1 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.;
     incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1996.

4(l) Amendment No. 2 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.;
     incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1996.

4(m) Amendment No. 3 to the Credit Agreement dated as of September 14, 1995 by and among the Registrant, Bank of America National Trust and Savings Association, PNC Bank, N.A., CoreStates Bank, N.A., et al.;
     incorporated by reference to Exhibit 4 of the Registrants Form 10-K for the year ended December 31, 1996.

10(a)Common Share and Debenture Purchase Agreement dated as of May 24,
     1995 between VWR Corporation and EM Industries, Incorporated; incorporated by reference to Exhibit II of Registrants definitive proxy statement filed with the Commission on August 11, 1995.

10(b)Distribution Agreement between VWR Corporation and Baxter
     Healthcare Corporation dated as of September 15, 1995;
     incorporated by reference to Exhibit 10(b) of the Registrants Form 8-K dated September 15, 1995.

10(c) Services Agreement between VWR Corporation and Baxter Healthcare
      Corporation dated as of September 15, 1995; incorporated by reference to Exhibit 10(c) of the Registrants Form 8-K dated September 15, 1995.

10(d) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrants Form 8-K dated September 15, 1995.(1)

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

21   Subsidiaries of the Company, page 57.

23   Consent of Independent Auditors, page 58.

24   Power of Attorney, page 59.

27(a)Financial Data Schedule for year ended December 31, 1997 (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).

27(b)Financial Data Schedule for the period ended September 30, 1997
     (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K). Restated for change in accounting for earnings per share.