Form 10-Q
period 1998-03-31
VWR SCIENTIFIC PRODUCTS CORP
filed 1998-05-15
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _________________

Commission File No. 0-14139

VWR SCIENTIFIC PRODUCTS CORPORATION
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Pennsylvania                               91-1319190
------------------------------------------------------------------------
   (State of Incorporation)         (I.R.S. Employer Identification No.)

1310 Goshen Parkway, West Chester, PA  19380
------------------------------------------------------------------------
(Address of principal executive offices)  (zip code)

Registrant's telephone number (610-431-1700)
                               -------------

------------------------------------------------------------------------
(Former name, address, and fiscal year if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

          Class                            Outstanding at March 31, 1998
------------------------------------------------------------------------
Common stock, par value $1.00                          28,685,400 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------
                                   March 31, 1998     December 31, 1997
(Thousands of dollars)               (Unaudited)
                                  ---------------     -----------------

ASSETS

Trade receivables, net                 $190,310             $180,345
Other receivables                         7,594                6,632
Inventories                             106,338              103,445
Other                                    12,317               11,166
                                       --------             --------
Total current assets                    316,559              301,588

Property and equipment, net              55,168               50,846

Excess of cost over net assets of
 businesses acquired and other assets,
 net                                    362,183              365,132
                                       --------             --------
                                       $733,910             $717,566
                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding,
 less cash in bank                     $  8,221             $ 10,077
Accounts payable and
 accrued liabilities                    137,021              109,447
                                       --------             --------
Total current liabilities               145,242              119,524

Revolving credit facility                59,489               81,462
Subordinated debenture                  151,507              150,947
                                       --------             --------
Total long-term debt                    210,996              232,409

Deferred income taxes and other          25,168               23,626

Shareholders' equity                    352,504              342,007
                                       --------             --------
                                       $733,910             $717,566
                                       ========             ========

See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------
(Thousands of dollars,                     Three Months Ended March 31,
except per share data)                         1998            1997
                                           -----------      -----------


Sales                                         $320,478        $290,826
Cost of sales                                  248,840         227,410
                                              --------         -------
Gross margin                                    71,638          63,416

Operating expenses                              45,979          42,339
Depreciation and amortization                    6,047           5,431
Acquisition-related charges                          -             253
                                              --------        --------
Total operating expenses                        52,026          48,023

Operating income                                19,612          15,393
Interest expense and other                       6,249           9,271
                                              --------        --------
Income before income taxes                      13,363           6,122
Income taxes                                     5,445           2,571
                                              --------        --------
Net income                                    $  7,918        $  3,551
                                              ========        ========


Earnings per share:

Basic earnings per share                      $   0.28        $   0.16
Diluted earnings per share                    $   0.27        $   0.16



Basic weighted average number of
 common shares outstanding                      28,592          22,344

Diluted weighted average number of
 common shares outstanding                      29,526          22,639





See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------
                                            Three Months Ended March 31,
(Thousands of dollars)                            1998           1997
                                            ------------     -----------
OPERATING ACTIVITIES:

Net income                                      $ 7,918         $ 3,551
Adjustments to reconcile net income to
  cash provided by operating activities:
Depreciation and amortization,
  including deferred debt issuance costs          6,179           5,702
Debentures issued in lieu of payment
  of interest                                       560           4,401
Changes in assets and liabilities:
    Receivables                                 (10,927)        (19,244)
    Inventories                                  (2,893)          8,085
    Other current assets                         (1,635)         (3,492)
    Accounts payable and other                   27,574          17,815
    Deferred taxes and other                      1,330              89
                                                --------       --------
Cash provided by operating activities            28,106          16,907
     	                                          --------       --------
INVESTING ACTIVITIES:

Additions to property and equipment, net         (6,834)         (1,450)
Other                                                                22
                                                --------       --------
Cash used in investing activities                (6,834)         (1,428)
                                                --------       --------
FINANCING ACTIVITIES:

Proceeds from long-term debt                     40,401          62,450
Repayment of long-term debt                     (62,374)        (77,856)
Net change in bank checks outstanding            (1,856)            (49)
Proceeds from exercise of stock options           1,288
Proceeds from shares issued under
  Merck KGaA ownership rights                     1,256
Other                                                13             (24)
                                               --------        --------
Cash used in financing activities               (21,272)        (15,479)
                                               --------        --------
Net change in cash                                    0               0
Cash at beginning of period                           0               0
                                               --------        --------
Cash at end of period                          $      0        $      0
                                               ========        ========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:

   Interest                                    $  6,119        $  2,977

   Income taxes                                $ (1,217)       $ (1,241)


  See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation (VWR Scientific Products or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K for further information.

Certain prior-period amounts have been reclassified to conform to the current periods presentation.

New Accounting Standards
------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Differences between net income and comprehensive income as well as shareholders equity and accumulated comprehensive income for the first quarter of 1998 and 1997 were not material and relate to foreign currency translation gains and losses.

2. INVENTORY PRICING
  -----------------

Inventory valued using the LIFO method comprised approximately 89% of inventory at March 31, 1998 and December 31, 1997. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at March 31, 1998 and December 31, 1997 were approximately $33.6 million and $32.9 million, respectively, less than current cost.

3.EARNINGS PER SHARE
  ------------------

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share, which required the Company to change the method used to compute earnings per share (EPS) and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of securities that could be exercised or converted into common stock. The following is a reconciliation between the weighted average shares outstanding used in the calculation of basic and diluted EPS:

                                            Three Months Ended March 31,
(Thousands)                                     1998            1997
                                              -------          ------
Basic weighted average
  common shares outstanding                    28,592          22,344
Net effect of dilutive
  stock options                                   468             148
Effect of Merck KGaA
  ownership rights                                466             147
                                               ------          ------
Diluted weighted average
  common shares outstanding                    29,526          22,639
                                               ======          ======

Upon issuance of stock by the Company, including its stock incentive plans, Merck KGaA has the option to purchase additional shares from the Company to retain its 49.89% ownership interest pursuant to a Standstill Agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
------------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements ("Notes") for the year ended December 31, 1997 and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1997 Annual Report on Form 10-K.

On September 15, 1995, the Company acquired the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International.

Results of Operations
----------------------

Sales for the three months ended March 31, 1998 increased $29.7 million, or 10.2%, to $320.5 million from $290.8 million in the comparable period of 1997. The sales increase was principally due to increased sales to the Company's large "partnership" accounts, growth in the Company's pharmaceutical and critical environment markets and, to a lesser extent, increased prices.

Gross margin for the three months ended March 31, 1998 increased $8.2 million, or 13.0%, to $71.6 million from $63.4 million in the comparable period of 1997. As a percentage of sales, gross margin for the three months ended March 31, 1998 increased to 22.4% from 21.8% for the comparable period of 1997. The increase in the Company's gross margin percentage for the three months ended March 31, 1998 is primarily attributable to the continued focus on margin improvement through internal programs.

Total operating expenses for the three months ended March 31, 1998 increased $4.0 million, or 8.3%, to $52.0 million from $48.0 million for the comparable period of 1997. As a percentage of sales, total operating expenses for three months ended March 31, 1998 decreased to 16.2% from 16.5% in the comparable period of 1997. The decreases in the ratios are principally due to continued synergies realized as a result of the Baxter Industrial acquisition and subsequent revenue growth and, to a lesser extent, the absence of acquisition-related charges in 1998 period. Acquisition-related charges consisted primarily of relocation, severance and integration charges directly attributable to the Baxter Industrial acquisition.

Interest expense for the three months ended March 31, 1998 decreased $3.0 million, or 32.6%, to $6.2 million from $9.3 million in the comparable period of 1997. The interest expense decrease in the first quarter of 1998 compared to the first quarter of 1997 is largely attributable to lower average borrowings under the Company's Credit Facility and, to a lesser extent, lower interest rates on the Credit Facility. Lower average borrowings are the result of cash generated from operations and the Companys 1997 public offering and concurrent private placement to affiliates of Merck KGaA which raised net proceeds of $132.7 million.

The Company's annual estimated effective tax rate for the three months ended March 31, 1998 decreased to 40.7% from 42.0% in the comparable period of 1997, reflecting increased contributions of the Companys U.S. operations.

Liquidity and Capital Resources
--------------------------------

In the first three months of 1998, operations generated $28.1 million of cash compared to $16.9 million in the comparable period of 1997. The improvement in cash from operations is largely attributable to the completion of the Baxter Industrial integration during the first quarter of 1997.

The Company's current ratio was 2.2 at March 31, 1998 as compared to 2.5 at December 31, 1997. The increase in accounts receivable during the first quarter of 1997 was due to increases in sales and the integration of the Baxter Industrial business. In addition, during 1997, the Company experienced a backlog in collection efforts resulting from the Baxter Industrial integration. This issue has been addressed and the Company is taking actions to reduce its accounts receivable days outstanding. During the first quarter of 1998, accounts receivable have continued to increase primarily due to increased sales. The decrease in inventory during the first quarter of 1997 was the result of programs to improve inventory management following the final Baxter Industrial transition phase. The inventory increase during the first quarter of 1998 reflects increased sales partially offset by inventory management programs. The increase in accounts payable and other accrued liabilities is attributable to growth in the business and timing of payments.

Debt decreased during the first quarters of 1997 and 1998 due to increased cash generated from operations which was used to pay down outstanding borrowings under the Companys Credit Facility.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected debt levels during the period of the Credit Facility. Average borrowings under the Credit Facility were $76.3 million in the first quarter of 1998. The Company provides protection to meet actual exposures and does not speculate in derivatives. At March 31, 1998, the Company had a notional amount of $65 million of swaps in effect. These swaps expire between 1998 and 2000. The amount of floating rate debt protected by the swaps ranges from $65 million to $10 million during the period outstanding with fixed rates ranging from 5.5% to 6.4%. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparties.

The Company's use of swaps and collars for interest rate protection did not materially effect interest expense for the three months ending March 31, 1998. Pursuant to the Credit Facility, the Company is obligated to provide interest rate protection on at least 25% of the Credit Facility.

The Company has begun a project to enhance its computer systems to satisfy its future requirements. This enhancement will result in the replacement of many of the Company's current systems including order entry, purchasing, and financial systems. The Company anticipates that the total cost of its new system will be between $25 million and $30 million. A substantial portion of the costs associated with the replacement of existing systems will be recorded as assets and amortized. At March 31, 1998, the Company has expended approximately $12.0 million. The remaining amounts are expected to be expended over the next 15 months.

The Company has conducted a review to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could cause the Company's computer systems to perform inaccurate calculations. The Company has developed a timeline for enhancing its computer systems. The enhancement, together with other planned system changes, is intended to correct the Year 2000 issue. The Company does not expect the amounts required to be expensed to correct the Year 2000 issue, to have a material effect on its financial condition or results of operations. The Company has also initiated discussions with its significant suppliers and large customers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Companys systems or otherwise impact its operations.

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

     a.  Exhibit

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b. No reports on Form 8-K were filed during the three-month period ended March 31, 1998

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

 BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                        AND CHIEF FINANCIAL OFFICER
                       (Principal Financial and Accounting Officer)
 DATE                   May 15, 1998

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
Financial Data Schedule          (submitted only in electronic format)