Form 10-Q
period 1998-06-30
VWR SCIENTIFIC PRODUCTS CORP
filed 1998-08-14
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

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

                                                        Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

          Class                            Outstanding at June 30, 1998
------------------------------------------------------------------------
Common stock, par value $1.00                         28,810,244 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------
                                       June 30, 1998     December 31, 1997
(Thousands of dollars)                   (Unaudited)
                                      ---------------     -----------------

ASSETS

Trade receivables, net                      $183,892          $180,345
Other receivables                              9,109             6,632
Inventories                                  113,889           103,445
Other                                         12,156            11,166
                                            --------          --------
Total current assets                         319,046           301,588

Property and equipment, net                   61,105            50,846

Excess of cost over net assets of
 businesses acquired and other assets,
 net                                         364,237           365,132
                                            --------          --------
                                            $744,388          $717,566
                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding,
 less cash in bank                          $  7,115          $ 10,077
Accounts payable and
 accrued liabilities                         125,164           109,447
                                            --------          --------
Total current liabilities                    132,279           119,524

Revolving credit facility                     72,181            81,462
Subordinated debenture                       152,083           150,947
                                            --------          --------
Total long-term debt                         224,264           232,409

Deferred income taxes and other               25,216            23,626

Shareholders' equity                         362,629           342,007
                                            --------          --------
                                            $744,388          $717,566
                                            ========          ========

See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------
                                     Three Months             Six Months
(Thousands, except                   Ended June 30,         Ended June 30,
 per share data)                     1998      1997        1998      1997
                               --------------------    ---------------------

Sales                            $330,998  $310,513     $651,476  $601,339
Cost of sales                     257,668   242,009      506,508   469,419
                                 --------  --------     --------  --------
Gross margin                       73,330    68,504      144,968   131,920

Operating expenses                 46,761    43,340       92,740    85,679
Depreciation and amortization       6,039     5,283       12,086    10,714
Acquisition-related charges            --        --           --       253
                                 --------  --------     --------  --------
Total operating expenses           52,800    48,623      104,826    96,646
                                 --------  --------     --------  --------

Operating income                   20,530    19,881       40,142    35,274
Interest expense and other          5,870     9,399       12,119    18,670
                                 --------  --------     --------  --------
Income before income taxes         14,660    10,482       28,023    16,604
Income taxes                        5,834     4,402       11,279     6,973
                                 --------  --------     --------  --------
Net income                       $  8,826  $  6,080     $ 16,744  $  9,631
                                 ========  ========     ========  ========


Earnings per share:

Basic earnings per share         $    .31  $    .27     $    .58  $   .43
Diluted earnings per share       $    .30  $    .27     $    .57  $   .42


Basic weighted average number
 of common shares outstanding      28,807    22,349       28,696   22,347

Diluted weighted average number
 of common shares outstanding      29,624    22,749       29,571   22,694



See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------
                                               Six Months Ended June 30,
(Thousands of dollars)                          1998              1997
------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                    $ 16,744          $ 9,631
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization,
   including deferred debt issuance costs       12,351           11,274
  Debenture issued in lieu of payment
   of interest                                   1,137            9,140
  Changes in assets and liabilities, net of
   effect of business acquired:
    Receivables                                 (4,450)         (19,193)
    Inventories                                 (8,665)           5,964
    Other current assets                        (2,157)          (2,615)
    Accounts payable and other                  13,662           17,884
    Deferred taxes and other                     1,597              167
                                              --------         --------
Cash provided by operating activities           30,219           32,252
                                              --------         --------
INVESTING ACTIVITIES:

Additions to property and equipment, net       (15,155)          (2,959)
Acquisition of business                         (6,400)              --
Other                                               --              (16)
                                              --------          --------
Cash used in investing activities              (21,555)          (2,975)
                                              --------          --------
FINANCING ACTIVITIES:

Proceeds from long-term debt                   129,975          110,575
Repayment of long-term debt                   (139,257)        (139,815)
Net change in bank checks outstanding           (2,966)             (75)
Proceeds from exercise of stock options          2,033               58
Proceeds from shares issued under
  Merck KGaA ownership rights                    2,023               --
Other                                             (472)             (20)
                                              --------         --------
Cash used in financing activities               (8,664)         (29,277)
                                              --------         --------
Net change in cash                                   0                0
Cash at beginning of period                          0                0
                                              --------         --------
Cash at end of period                         $      0         $      0
                                              ========         ========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:

   Interest                                  $  12,163        $   8,827

   Income taxes                              $   1,453        $  (1,088)





  See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation ("VWR Scientific Products" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K for further information.


New Accounting Standards
------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investments by and distributions to shareholders. The difference between net income and comprehensive income was not material for the three and six months ended June 30, 1998 and 1997.

2. INVENTORY PRICING
  -----------------

Inventory valued using the LIFO method comprised approximately 89% of inventory at June 30, 1998 and December 31, 1997. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at June 30, 1998 and December 31, 1997 were approximately $33.9 million and $32.9 million, respectively, less than current cost.

3.EARNINGS PER SHARE
  ------------------

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of securities that could be exercised or converted into common stock. The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted EPS:

                                      Three Months         Six Months
                                      Ended June 30       Ended June 30,
(Thousands)                           1998    1997        1998    1997
                                     -----    -----      -----    -----
Basic weighted average
  common shares outstanding          28,807   22,349     28,696   22,347
Net effect of dilutive
  stock options                         409      200        438      174
Effect of Merck KGaA
  ownership rights                      408      200        437      173
                                     ------   ------     ------   ------
Diluted weighted average
  common shares outstanding          29,624   22,749     29,571   22,694
                                     ======   ======     ======   ======

Upon issuance of stock by the Company, including its stock incentive plans, Merck KGaA has the option to purchase additional shares from the Company to retain its 49.89% ownership interest pursuant to a Standstill Agreement.

4.SUBSEQUENT EVENTS
  ------------------

On July 31, 1998, the Company acquired all of the outstanding shares of The Science Kit Group of Companies, a privately-held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. 1997 revenues for The Science Kit Group were $66 million. The acquisition will be accounted for under the purchase method of accounting. The purchase price was financed by a portion of the proceeds received from borrowings under the Company's new five-year credit facility ("New Credit Facility") entered into on July 31, 1998. The New Credit Facility consists of a $250 million unsecured revolving line of credit which replaces the Credit Facility entered into on September 15, 1995. The New Credit Facility bears interest at a rate based on the London Interbank Offered Rate ("LIBOR") or the prime rate, plus applicable margin.

The Company expects to record an extraordinary charge in the third quarter 1998 in the amount of $0.7 million (net of tax) as a result of writing off the unamortized deferred debt issuance costs related to the replaced Credit Facility dated September 15, 1995.

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

On September 15, 1995, the Company acquired the Industrial Distribution Business ("Baxter Industrial") of Baxter Healthcare Corporation ("Baxter Healthcare"), a subsidiary of Baxter International.

Results of Operations
----------------------

Sales increased for the second quarter 1998 by $20.5 million, or 6.6%, to $331.0 million from $310.5 million in the second quarter of 1997. Sales increased on a year-to-date basis by $50.1 million, or 8.3 %, to $651.5 million from $601.3 million over the corresponding period in 1997. The sales increase was principally due to increased sales to the Company's core industrial business including pharmaceutical, biotechnology and chemical markets and, to a lesser extent, growth in sales of cleanroom products.

Gross margin for the second quarter ended June 30, 1998 increased $4.8 million, or 7.0%, to $73.3 million from $68.5 million in the comparable period of 1997. Gross margin for the first half of 1998 increased $13.0 million, or 9.9%, to $145.0 million from $131.9 million in the comparable period of 1997. As a percentage of sales, gross margin for the second quarter ended June 30, 1998 increased to 22.2% from 22.1% and for the first half of 1998 increased to 22.3% from 21.9% compared to the same periods in 1997. The Company experienced declining margins in the first half of 1997 attributable to operating issues from the transition of the Baxter Industrial business. The transition was completed in the first quarter of 1997. The increase in the Company's gross margin percentage for the six months ended June 30, 1998 is primarily attributable to the continued focus on margin improvement through internal programs.

Total operating expenses, as a percentage of sales, increased to 16.0% in the second quarter 1998 from 15.7% in the comparable period of 1997. Total operating expenses, as a percentage of sales, remained at 16.1% on a year-to-date basis in 1998 and 1997. During the quarter, the Company redirected and increased its sales force to respond to changes in the cleanroom market. The Company also increased its accounts receivable collection efforts. Depreciation and amortization increased during the second quarter and first six months of 1998 due to accelerated amortization on current information systems that are being replaced by the Company's project to enhance its computer systems.

Interest expense for the second quarter ended June 30, 1998 decreased $3.5 million, or 37.5%, to $5.9 million from $9.4 million in the comparable period of 1997. Interest expense for the first six months of 1998 decreased $6.6 million, or 35.1%, to $12.1 million from $18.7 million in the comparable period of 1997. The interest expense decrease in 1998 compared to 1997 is largely attributable to lower average borrowings under the Company's Credit Facility and, to a lesser extent, lower interest rates on the Credit Facility. Lower average borrowings are the result of cash generated from operations and the Company's 1997 public offering and concurrent private placement to affiliates of Merck KGaA which raised net proceeds of $132.7 million.

The Company's annual estimated effective tax rate for the second quarter ended June 30, 1998 decreased to 39.8% from 42.0% in the comparable period of 1997, reflecting decreased state and Canadian effective tax rates.

Liquidity and Capital Resources
--------------------------------

In the first six months of 1998, operations generated $30.2 million of cash compared to $32.3 million in the comparable period of 1997. The increase in accounts receivable during the first half of 1997 was due to increases in sales and the integration of the Baxter Industrial business. In addition, during 1997, the Company experienced a backlog in collection efforts resulting from the Baxter Industrial integration. This issue continues to be addressed and the Company is reducing its accounts receivable days outstanding. During the second quarter of 1998, accounts receivable have continued to increase primarily due to increased sales. The decrease in inventory during the first half of 1997 was the result of programs to improve inventory management following the final Baxter Industrial transition phase. The inventory increase during the first half of 1998 reflects increased sales partially offset by inventory management programs. The increase in accounts payable and other accrued liabilities is attributable to growth in the business and timing of payments.

Debt decreased during the first six months of 1998 and 1997 due to increased cash generated from operations, net of capital expenditures and a 1998 acquisition for $6.4 million, which was used to pay down outstanding borrowings under the Company's Credit Facility.

In connection with the acquisition of the outstanding shares of The Science Kit Group of Companies as described in Note 4, the Company entered into a new five-year credit facility ("New Credit Facility") on July 31, 1998. The New Credit Facility consists of a $250 million unsecured revolving line of credit and replaces the Credit Facility entered into on September 15, 1995.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Company's interest-rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the interest rate swaps are based upon expected debt levels during the period of the credit facility. Pursuant to the Credit Facility entered into on September 15, 1995, the Company was obligated to provide for interest rate protection on at least 25% of the Credit Facility. The Company is no longer obligated to provide interest rate protection on the New Credit Facility. However, the Company will continue to provide protection to meet actual exposures and does not speculate in derivatives. At June 30, 1998, the Company had a notional amount of $40 million of swaps in effect. These swaps expire between 1998 and 2000. The amount of floating rate debt protected by the swaps ranges from $40 million to $10 million during the period outstanding with fixed rates ranging from 5.9% to 6.4%. The Company's use of swaps for interest rate protection did not materially effect interest expense for the six months ending June 30, 1998. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparties.

The Company has begun a project to enhance its computer systems to satisfy its future requirements. This will result in the replacement of many of the Company's current systems including order entry, purchasing, and financial systems. The Company anticipates that the total cost of its new system, including the replacement of computer equipment, will be between $25 million and $30 million. A substantial portion of the costs associated with the replacement of existing systems will be recorded as assets and amortized. At June 30, 1998, the Company has expended approximately $19.5 million. The remaining amounts are expected to be expended over the next 12 months.

The Company has had an external review conducted to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could cause the Company's computer systems to perform inaccurate calculations. Such inaccurate calculations could have a material adverse effect on the Company. The external review conducted identified which systems would be affected by the Year 2000 issue, when they would be affected, and how the Year 2000 issues may be remedied.

The Company's system enhancement project, together with other planned system changes, is intended to correct the Year 2000 issue. The Company expects to implement its new systems on a regional basis beginning in the third quarter of 1998 and ending in the second quarter of 1999. This timeline has been coordinated with the results of the Company's Year 2000 external review in determining the extent of Year 2000 remediation necessary. The Company does not expect the amounts required to be expensed to correct the Year 2000 issue to have a material effect on its financial condition or results of operations. The Company has developed a contingency plan to complete the Year 2000 remediation if the new systems are not implemented in a timely manner.

The Company has also initiated discussions with its significant suppliers and large customers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations.

On July 31, 1998, the Company acquired all of the outstanding shares of The Science Kit Group of Companies, a privately-held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. 1996 revenues for The Science Kit Group were $66 million. The acquisition will be accounted for under the purchase method of accounting. The purchase price was financed by a portion of the proceeds received from borrowings under the New Credit Facility.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the New Credit Facility entered into July 31, 1998.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 1, 1998. At the meeting, shareholders were asked (a) to elect four directors for three-year terms,(b) to amend the Company's Articles of Incorporation to increase the authorized Common Shares to 120,000,000 and to increase the authorized Preferred Shares to 25,000,000 and (c) to ratify the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1998.

   (a)  The following is a summary of the votes for elected directors:

       Nominee                     Votes For        Votes Withheld
       -------                     ----------       --------------
       Jerrold B. Harris           22,742,530          216,231
       Donald P. Neilsen           22,809,663          216,231
       Dr. Harald J. Schroder      22,729,306          216,231
       Walter W. Zwyottek          22,791,719          216,231


   (b) The following is a summary of the votes to amend the Company's Articles of Incorporation to increase the authorized Common Shares to 120,000,000 and to increase the authorized Preferred Shares to 25,000,000:

       Votes For     Votes Against     Abstentions
       ----------    -------------     -----------
       16,733,039      4,295,441         147,264


   (c) The following is a summary of the votes on the proposal regarding Ernst & Young LLP:

       Votes For     Votes Against     Abstentions
       ----------    -------------     -----------
       22,915,291         26,690          77,082

PART II - OTHER INFORMATION


ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibit

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b. No reports on Form 8-K were filed during the three-month period ended June 30, 1998

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

 BY (SIGNATURE)         /s/David M. Bronson

                        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                        AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
 DATE                   August 14, 1998

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
Financial Data Schedule          (submitted only in electronic format)