Form 10-Q
period 1998-09-30
VWR SCIENTIFIC PRODUCTS CORP
filed 1998-11-17
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q



(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998

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

Registrants telephone number (610-431-1700)
                               -------------

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

                                                        Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of September 30, 1998.

          Class                        Outstanding at September 30, 1998
------------------------------------------------------------------------
Common stock, par value $1.00                  28,811,244 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------
                                      September 30, 1998	December 31, 1997
(Thousands of dollars)                   (Unaudited)
                                      ------------------ ------------------

ASSETS

Trade receivables, net                      $215,089          $180,345
Other receivables                              7,219             6,632
Inventories                                  134,262           103,445
Other                                         15,611            11,166
                                            --------          --------
Total current assets                         372,181           301,588

Property and equipment, net                   83,653            50,846

Excess of cost over net assets of
 businesses acquired and other
 assets, net                                 454,429           365,132
                                            --------          --------
                                            $910,263          $717,566
                                            ========          ========

LIABILITIES AND SHAREHOLDERS EQUITY

Bank checks outstanding,
 less cash in bank                          $  3,282          $ 10,077
Accounts payable and
 accrued liabilities                         138,940           109,447
                                            --------          --------
Total current liabilities                    142,222           119,524

Revolving credit facility                    213,938            81,462
Subordinated debenture                       152,610           150,947
                                            --------          --------
Total long-term debt                         366,548           232,409

Deferred income taxes and other               28,127            23,626

Shareholders equity                         373,366           342,007
                                            --------          --------
                                            $910,263          $717,566
                                            ========          ========

See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------
                                  	 Three Months           	Nine Months
(Thousands, except               Ended September 30,	  Ended September 30,
 per share data)                   1998      1997        1998      1997
                               --------------------  ----------------------

Sales                            $360,515  $329,079   $1,011,991  $930,418
Cost of sales                     274,512   254,966      781,020   724,385
                                 --------  --------   ----------  --------
Gross margin                       86,003    74,113      230,971   206,033

Operating expenses                 52,559    45,457      145,299   131,389
Depreciation and amortization       6,131     5,672       18,217    16,386
   --------  --------   ----------  --------
Total operating expenses           58,690    51,129      163,516   147,775
                                 --------  --------   ----------  --------

Operating income                   27,313    22,984       67,455    58,258
Interest expense and other          7,676     8,509       19,795    27,179
                                 --------  --------   ----------  --------
Income before income taxes and
  extraordinary charge		     19,637    14,475       47,660    31,079

Income taxes                        7,919     6,080       19,198    13,053
      				   --------  --------   ----------  --------
Income before extraordinary
  charge                           11,718     8,395       28,462    18,026
Extraordinary charge, net of
  income tax                         (689)	  -         (689)	       -
                                 --------  --------   ----------  --------
Net income      			   $ 11,029  $  8,395   $   27,773  $ 18,026
					   ========  ========   ==========  ========
Basic earnings per share:
  Income before extraordinary
    charge	                     $   0.41  $  0.38    $     0.99  $   0.81
  Extraordinary charge, net
    of income tax                   (0.02)       -         (0.02)        -
                                 --------  --------   ----------  --------
  Net income                     $   0.38* $   0.38   $     0.97  $   0.81
					   ========  ========   ==========  ========
Diluted earnings per share:
  Income before extraordinary
    charge                       $   0.40   $  0.37   $     0.96  $   0.79
  Extraordinary charge, net
    of income tax                   (0.02)        -        (0.02)        -
                                 --------   -------   ----------  --------
  Net income                     $   0.37*  $  0.37   $     0.94  $   0.79
                                 ========   =======   ==========  ========
Basic weighted average number
 of common shares outstanding      28,870    22,371       28,735    22,358

Diluted weighted average number
 of common shares outstanding      29,612    22,925       29,566    22,774



 See notes to condensed consolidated financial statements.
*Difference due to rounding.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                       	      Nine Months Ended September 30,
(Thousands of dollars)                         		1998          	 1997
------------------------------------------------------------------------------

OPERATING ACTIVITIES:

Net income                                    $ 27,773          $ 18,026
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization,
   including deferred debt issuance costs       18,564            17,229
  Debenture issued in lieu of payment
   of interest                                   1,663            12,283
  Loss on early extinguishment of debt, net
   of tax                                          689                 -
  Changes in assets and liabilities, net of
   effect of businesses acquired:
    Receivables                                (12,257)          (37,241)
    Inventories                                 (9,919)            1,534
    Other current assets                        (3,074)           (3,003)
    Accounts payable and other                  18,815            23,764
    Deferred taxes and other                     4,068               261
                                              --------          --------
Cash provided by operating activities           46,322            32,853
                                              --------          --------
INVESTING ACTIVITIES:

Additions to property and equipment, net       (29,544)           (8,938)
Acquisition of businesses                     (132,600)               --
Other                                               --              (263)
                                              --------           --------
Cash used in investing activities             (162,144)           (9,201)
                                              --------           --------
FINANCING ACTIVITIES:

Proceeds from long-term debt                   373,787           162,561
Repayment of long-term debt                   (253,804)         (186,136)
Net change in bank checks outstanding           (6,508)             (223)
Proceeds from exercise of stock options          2,045                --
Proceeds from shares issued under
  Merck KGaA ownership rights                    2,023                --
Deferred financing fees and other               (1,721)		   146
                                              --------          ---------
Cash provided by (used in) financing           115,822           (23,652)
  activities                                  --------          ---------
Net change in cash                                   0                 0
Cash at beginning of period                          0                 0
                                              --------          ---------
Cash at end of period                         $      0          $      0
                                              ========          =========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:

   Interest                                  $ 19,667           $ 13,064

   Income taxes                              $   (248)          $   (227)





  See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation (VWR Scientific Products or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. Refer to the consolidated financial statements and footnotes thereto included in the Companys 1997 Annual Report on Form 10-K for further information.

Certain prior year amounts have been reclassified to conform to current years presentation.

New Accounting Standards
------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in shareholders equity during a period, except those resulting from investments by and distributions to shareholders. The difference between net income and comprehensive income was not material for the three and nine months ended September 30, 1998 and 1997.

2. INVENTORY PRICING
  -----------------

Inventory valued using the LIFO method comprised approximately 93% of inventory at September 30, 1998 and 89% at December 31, 1997. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at September 30, 1998 and December 31, 1997 were approximately $33.9 million and $32.9 million, respectively, less than current cost.

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


                                      Three Months         Nine Months
                                   Ended September 30,  Ended September 30,
(Thousands)                           1998    1997        1998    1997
                                     -----    -----      -----    -----
Basic weighted average
  common shares outstanding          28,870   22,371     28,735   22,358
Net effect of dilutive
  stock options                         372      277        416      208
Effect of Merck KGaA
  ownership rights                      370      277        415      208
                                     ------   ------     ------   ------
Diluted weighted average common
  share outstanding                  29,612   22,925     29,566   22,774
  					       ======   ======     ======   ======

For the three and nine months ended September 30, 1998, the Company had options outstanding to purchase 1.3 million shares that could potentially dilute basic earnings per share that were excluded from the diluted earnings per share computation because to do so would have been antidilutive.

Upon issuance of stock by the Company, including its stock incentive plans, Merck KGaA has the option to purchase additional shares from the Company to retain its 49.89% ownership interest pursuant to a Standstill Agreement.

4. ACQUISITION
   -----------

On July 31, 1998, the Company acquired all of the outstanding shares of the Science Kit Group of Companies, a privately-held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. 1997 revenues for the Science Kit Group were $66 million. The acquisition has been accounted for under the purchase method of accounting and the Company has included the Science Kit Groups results of operations from the date of the acquisition. The purchase price was financed by a portion of the proceeds received from borrowings under the Companys new five-year credit facility (New Credit Facility) entered into on July 31, 1998.

In addition, the Company acquired two other companies, A.J. Reynolds, Inc. and HPC Scientific, for an aggregate purchase price of $22.6 million. Combined 1997 revenues for these two companies were approximately $29 million. Both were accounted for under the purchase method of accounting.

5.	REVOLVING CREDIT FACILITY
-------------------------

On July 31, 1998, the Company entered into a new five-year revolving credit facility (New Credit Facility). The New Credit Facility consists of a $250 million unsecured revolving line of credit, which replaces the Companys former $150 million revolving credit facility entered into on September 14, 1995. The New Credit Facility bears interest at a rate based on the London Interbank Offered Rate (LIBOR) or the prime rate, plus applicable margin.

The Company recorded an extraordinary charge in the third quarter 1998 in the amount of $0.7 million (net of tax) as a result of writing off the unamortized deferred debt issuance costs related to the replaced Credit Facility dated September 15, 1995.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
------------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) for the year ended December 31, 1997 and Managements Discussion and Analysis of Results of Operations and Financial Condition included in the Companys 1997 Annual Report on Form 10-K.


Results of Operations
----------------------

Sales increased during the third quarter of 1998 by $31.4 million, or 9.6%, to $360.5 million from $329.1 million in the third quarter of 1997. Sales increased on a year-to-date basis by $81.6 million, or 8.8%, to $1,012.0 million from $930.4 million over the corresponding period in 1997. The sales increase during the third quarter was principally due to newly acquired businesses and, to a lesser extent, growth in the Companys core industrial business. On a year-to-date basis, approximately two thirds of the sales growth was due to increased sales to the Companys core industrial business including pharmaceutical, biotechnology and chemical markets and, to a lesser extent, growth in sales of cleanroom products.

Gross margin for the third quarter ended September 30, 1998 increased $11.9 million, or 16.0%, to $86.0 million from $74.1 million in the comparable period of 1997. Gross margin for the nine months ending 1998 increased $24.9 million, or 12.1%, to $231.0 million from $206.0 million in the comparable period of 1997. As a percentage of sales, gross margin for the third quarter ended September 30, 1998 increased to 23.9% from 22.5% and for the first nine months of 1998 increased to 22.8% from 22.1% compared to the same periods in 1997. The increase in the Companys gross margin percentage for the third quarter and the nine month 1998 period was primarily attributed to a shift in sales mix towards the education market, resulting from the July 31, 1998 acquisition of the Science Kit Group of Companies (Science
Kit) as described in Note 4. The science education markets sales are weighted towards the third quarter. The Companys gross margin percentage on a year-to-date basis was also effected by a continued focus on margin improvement through internal programs. In addition, the Company experienced declining margins in the first half of 1997 attributable to operating issues from the transition of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation (Baxter Healthcare), a subsidiary of Baxter International, which was acquired in September 1995. The transition was completed in the first quarter of 1997.

Total operating expenses, as a percentage of sales, increased to 16.3% in the third quarter of 1998 from 15.5% in the comparable period of 1997. Total operating expenses, as a percentage of sales, increased to 16.2% from 15.9% on a year-to-date basis in 1998 and 1997. The increase in operating expenses, as a percentage of sales, is primarily due to the Science Kit acquisition. The education market in which Science Kit operates has both higher margins and higher expenses as a percentage of sales. The net effect of these is a lower ratio of operating expenses to gross margin. This is reflected in a slight decrease of operating expenses as a percentage of gross margin from 69.0% to 68.2% and from 71.7% to 70.8% for the third quarter and nine month periods of 1997 and 1998, respectively. Also contributing to the higher expenses as a percentage of sales are efforts the Company has taken to redirect and increase its sales force to respond to changes in the cleanroom market as well as to increase accounts receivable collection efforts. Depreciation and amortization increased in 1998 primarily as a result of goodwill amortization for acquired companies as well as accelerated amortization on current information systems that are being replaced by the Companys project to enhance its computer systems.

Interest expense for the third quarter ended September 30, 1998 decreased $0.8 million, or 9.8%, to $7.7 million from $8.5 million in the comparable period of 1997. Interest expense for the nine months ending 1998 decreased $7.4 million, or 27.2%, to $19.8 million from $27.2 million in the comparable period of 1997. The interest expense decrease in 1998 compared to 1997 is largely attributable to lower average borrowings under the Companys Credit Facility and, to a lesser extent, lower interest rates on the Credit Facility. Lower average borrowings are the result of cash generated from operations and the Companys 1997 public offering and concurrent private placement to affiliates of Merck KGaA which raised net proceeds of $132.7 million. Offsetting the effects of the 1997 offering on average borrowings, particularly in the quarter-to-quarter comparison, are the borrowings used for the 1998 acquisitions.

The Company recorded an extraordinary charge in the third quarter 1998 in the amount of $0.7 million (net of tax) as a result of writing off the unamortized deferred debt issuance costs related to the former credit facility dated September 15, 1995.

The Companys annual estimated effective tax rate for the three and nine months periods ended September 30, 1998 decreased to 40.3% from 42.0% in the comparable periods of 1997, reflecting decreased state and Canadian effective tax rates.

Liquidity and Capital Resources
--------------------------------

In the first nine months of 1998, operations generated $46.3 million of cash compared to $32.9 million in the comparable period of 1997. During the first nine months of 1997, accounts receivable increased due to increases in sales and the integration of the Baxter Industrial business. In addition, during 1997, the Company experienced a backlog in collection efforts resulting from the Baxter Industrial integration. This issue continues to be addressed and the Company is reducing its accounts receivable days outstanding. During 1998, excluding the effect of acquisitions, accounts receivable has continued to increase primarily due to increased sales. The inventory increase during 1998, excluding the effect of acquisition, is primarily to support increased sales, partially offset by inventory management programs. The increase in accounts payable and other accrued liabilities is attributable to growth in the business and timing of payments.

Debt increased in 1998 as a result of the funding of several acquisitions made by the Company for a total of $132.6 million, including the acquisition of the Science Kit Group of Companies as described in Note 4. In connection with the acquisitions, the Company entered into a new five-year credit facility (New Credit Facility) on July 31, 1998. The New Credit Facility consists of a $250 million unsecured revolving line of credit and replaces the Credit Facility entered into on September 14, 1995. The debt increase was partially offset by cash generated from operations, which was used to pay down outstanding borrowings under the Companys Credit Facility.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest-rate exposure on a notional amount of debt from variable rates to fixed rates. Pursuant to the Credit Facility entered into on September 15, 1995, the Company was obligated to provide for interest rate protection on at least 25% of the Credit Facility. The Company is no longer obligated to provide interest rate protection on the New Credit Facility. However, the Company has continued to provide interest rate protection and does not speculate in derivatives. At September 30, 1998, the Company had a notional amount of $40 million of swaps in effect. These swaps expire between 1999 and 2000. The amount of floating rate debt protected by the swaps ranges from $40 million to $10 million during the period outstanding with fixed rates ranging from 5.9% to 6.4%. Companys use of swaps for interest rate protection did not materially effect interest expense for the nine months ending September 30, 1998. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparts.

On July 31, 1998, the Company acquired all of the outstanding shares of the Science Kit Group of Companies, a privately-held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. 1997 revenues for The Science Kit Group were $66 million. The acquisition has been accounted for under the purchase method of accounting. The purchase price was financed by a portion of the proceeds received from borrowings under the New Credit Facility. In addition, the Company acquired two other companies, A.J. Reynolds, Inc. and HPC Scientific, for an aggregate purchase price of $22.6 million. Combined 1997 revenues for these two companies were approximately $29 million. Both were accounted for under the purchase method of accounting.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the New Credit Facility entered into July 31, 1998.


Computer Systems; Year 2000
---------------------------

The Company is implementing enhancements to its computer systems to satisfy its future requirements. This is resulting in the replacement of many of the Companys systems including order entry, purchasing, and financial systems.
A substantial portion of the costs associated with the replacement of existing systems will be recorded as assets and amortized. At September 30, 1998, the Company has expended approximately $33.0 million. The Company estimates that the remaining amounts to be expended will range from $7 to $12 million, which will be incurred over the next six to nine months.

The Company has had an external review conducted by an independent information technology consulting firm to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Companys programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000, which could cause the Companys computer systems to perform inaccurate calculations. Such inaccurate calculations could have a material adverse effect on the Company. The external review identified which systems would be affected by the Year 2000 issue, when they would be affected, and how the Year 2000 issues may be remedied.

The Companys system enhancement project, together with other planned system changes, is intended to correct the Year 2000 issue. The Company has begun implementation of its new systems on a regional basis during the third quarter of 1998 and expects to be completed in the second quarter of 1999. The extent of Year 2000 remediation expected to be performed by the Company has been coordinated with the new systems implementation timetable. The Company does not expect the amounts required to be expensed to correct the Year 2000 issue to have a material effect on its financial condition or results of operations. The Company has developed a contingency plan to complete the Year 2000 remediation, by correcting problems in the Companys legacy systems, if the new systems are not implemented in a timely manner.

The Company is also making inquiries of its significant suppliers and large customers to assess their Year 2000 readiness where their systems interface with the Companys systems or otherwise impact its operations.

The Companys dependence on its computer systems, the implementation of the new systems in a timely and successful manner, the dependence on the technical skills of employees and independent contractors if the Company is required to fully implement its Year 2000 remediation plan, and especially the representations and readiness of customers and vendors are among the factors that could cause the Companys efforts to be less than fully effective. In addition, the Year 2000 issues present a number of risks that are beyond the Companys reasonable control, such as continued service from outside parties such as utility companies, financial institutions, and
transportation and delivery companies.   While the Company does not
currently foresee any material problems, there can be no assurance that the Company and its material customers and vendors will be Year 2000 compliant by January 1, 2000 and that any such non-compliance will not have a material adverse effect on the Company.


Certain information in this report contains forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain factors such as competitive pressures, economic conditions in the Companys principal customer markets, customer and product mix, system conversion and Year 2000 issues, regulatory changes, and capital markets could cause actual results to differ materially from those in forward-looking statements.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

a.	Exhibit

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

b.	The following reports on Form 8-K were filed during the three-
   month period ended September 30, 1998:

July 22, 1998 Signing of definitive agreement to acquire the Science Kit Group of Companies.

July 31, 1998 Acquisition of the Science Kit Group of Companies refinancing.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

 BY (SIGNATURE)         /s/David M. Bronson

                        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                        AND CHIEF FINANCIAL OFFICER
                        (Principal Financial and Accounting Officer)
 DATE                   November 16, 1998

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
Financial Data Schedule          (submitted only in electronic format)







































99810-Q.doc