Form 10-K
period 1998-12-31
VWR SCIENTIFIC PRODUCTS CORP
filed 1999-04-01
CIK 788043

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                 FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required).

For the fiscal year ended December 31, 1998
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

As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates was approximately $317 million. In calculating this value, the Registrant has treated as voting stock held by affiliates only the voting stock held by EM Laboratories, Inc. and its affiliates, and by the Companys directors and executive officers. This calculation does not reflect a determination by the Company that any or all such holders are in fact affiliates.

As of February 28, 1999, there were 28,962,527 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Companys definitive Proxy Statement to be mailed to shareholders on or about April 6, 1999 are incorporated by reference into
Part III of this Form 10-K.

PART I.

ITEM I. - BUSINESS
------    --------
General
-------
VWR Scientific Products Corporation (VWR, the Corporation, or the Company) is a leading distributor serving the North American research and development community. The Company distributes laboratory supplies, chemicals and equipment to life science, educational and industrial organizations throughout the United States and Canada. The Company also distributes critical environment (cleanroom) supplies and apparel to manufacturers of electronics, medical devices and pharmaceuticals and is the largest national supplier in this industry. The Company offers a line of more than 250,000 products from more than 2,000 manufacturers through its network of five highly automated regional distribution centers and over 50 smaller service centers and just-in-time (JIT) facilities.

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

During 1998, the Company made three acquisitions with annualized revenues of approximately $100 million. On July 31, 1998, the Company acquired all of the outstanding shares of The Science Kit Group of Companies (Science Kit), a privately held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. Revenues for Science Kit were $66 million in 1997. The Science Kit acquisition significantly strengthened the Companys position in the science education market. The science education market is expected to account for approximately 8% of the Companys annualized revenues. In addition, in 1998 the Company acquired two other companies, A.J. Reynolds Co., Inc. and HPC Scientific & Technology, Inc., for an aggregate purchase price of $22.6 million. Combined fiscal year 1997 revenues for these two companies were approximately $32 million. Both of these companies sell primarily critical environment products.

Services
--------
The Company offers a comprehensive range of distribution and supply-chain management services. These services can be tailored to meet the diversified needs of customers ranging from single-site laboratories to large multinational corporations, and include the following:

Distribution Services:
The Company distributes more than 250,000 brand name and private label products through a network of five highly automated regional distribution centers and over 50 smaller service centers and JIT facilities. VWR uses advanced forecasting technology to manage inventory levels to maintain high service levels to customers of all sizes. The Company differentiates itself by the overall quality and reliability of its distribution services as evidenced by the fact that over 95% of orders are filled and shipped within 24 hours. In addition, the Company employs sophisticated telephone technology to manage calls from customers. Incoming calls are automatically routed to the call center and customer service representative that can most efficiently respond to the customer inquiry or order. Detailed information about the customer is automatically provided to the customer service representative taking the call. Call Centers are staffed from 7:00 a.m. Eastern Standard Time to 6:00 p.m. Pacific Standard Time to support customers varying working schedules. Ordering through the VWR website is available 24 hours per day.

The Company customizes the delivery of products to individual customers to meet the needs of their internal scheduling and receiving operations. Products are palletized and delivered to specific customer locations, buildings, individual laboratories or production lines. Specialized labeling and bar-coding assist customers in streamlining the receiving and stocking processes.

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

The Company provides customers with one or more of the following products and services:

  . software solutions for all aspects of on-site supply-chain management including inventory management, demand forecasting, procurement and replenishment;

  . paperless electronic commerce solutions to integrate customer systems with those of the Company, providing customized reporting and order tracking (LabLogic(TM));

  . storeroom management operations including deliveries, usage tracking, order replenishment and billing by utilizing the Companys on-site personnel and PC-based workroom management
     System (StockLogic(TM)); and

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

Distribution Network
--------------------
The Companys distribution network consists of five regional distribution centers called Customer Fulfillment Centers (CFCs) and over 50 smaller distribution centers, service centers and JIT facilities for customer-specific requirements. CFCs are located in Philadelphia, Chicago, Atlanta, San Francisco and Toronto. Within these centers are two operational units, the Call Center and the Distribution Center. The Call Centers have responsibility for order entry and customer service. The Distribution Centers order and receive products from suppliers, manage inventory and fill and ship customer orders.

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

During 1998, as part of the implementation of a new enterprise-wide systems upgrade, the Company developed a version of the QSS system that uses the computerized tracking components of QSS but does not include the automated conveyer system to route orders through the warehouse. This QSS Lite system is intended to be used in the Companys smaller distribution centers and some of the larger Service Centers.

Sales and Marketing
-------------------
VWRs principal marketing arm is its field sales organization, consisting of approximately 725 employee sales professionals. The field sales organization is divided into three groups, the first focused on servicing the large partnership accounts, the second dedicated to critical environment customers and the third responsible for general sales. Augmenting the field sales organization is an in-house direct telemarketing group, VWR Direct, which calls primarily on customers in areas not covered by a field sales representative. Supporting the sales organization are three specialist groups, for laboratory furniture, electronic commerce and logistics.

There are approximately 550 customer service representatives in the Call Centers. These customer service representatives, many of whom have a science background, provide technical support and are responsible for assisting customers in purchasing decisions. They utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history. Customer service representatives also market complimentary and promotional products.

The Companys Internet site (www.vwrsp.com) features a fully indexed and searchable catalog covering the Companys entire product line of over 250,000 products. This electronic catalog includes product descriptions, technical specifications and cross-referenced data. The website allows customers to enter orders directly and the Company to communicate new product releases, promotions and other Company news. During 1998, the Company enhanced its website to include customer-specific contract pricing and product availability. Order volume over the Internet has dramatically increased in the past year. January 1998 orders totaled approximately $230,000 while December 1998 orders totaled approximately $1.6 million. The Company believes that there are significant opportunities to increase the volume of orders placed over the Internet. The Company estimates that as much as 25-30% of its total sales may be placed over the Internet within the next two years.

The Company also markets its products through the VWR Scientific Products Catalog, a 2,400-page biannual publication covering over 55,000 products. The Catalog is supplemented by several specialty catalogs for safety products, critical environment applications and other, more specific, laboratory focus areas.

Customers
---------
VWRs customers include many of the nations leading companies in important research-driven industries, such as pharmaceuticals, biotechnology, petrochemical, consumer products and microelectronics. VWR has over 125,000 active customers, whose individual annual purchases of the Companys products range in size from less than $1,000 to over $35 million. The 100 largest customers represent approximately one-third of the Companys revenues, but no single customer accounts for more than 3% of total revenues.

Supplier Relationships
----------------------
The Company distributes products from more than 2,000 manufacturers, representing substantially all of the major manufacturers in the laboratory chemical, glass and plasticware and equipment markets. The Company continually evaluates new suppliers and product additions to keep its product lines up-to-date and to reflect advancements in laboratory technology. In many cases, the Company has established exclusive supply and distribution arrangements with major manufacturers. The Company believes that its volume of purchases, national presence and ability to provide manufacturers with access to multiple markets enable it to obtain attractive terms from manufacturers, including volume discounts. VWR is pursuing initiatives with manufacturers to reduce supply-chain costs and develop more effective joint-marketing programs. In addition, the Company applies its knowledge of customer needs and purchasing patterns to assist manufacturers in rationalizing and enhancing their product lines, product packaging and design.

Information Systems
-------------------
The Company is dependent on its core computer systems to efficiently operate its business. During 1997, the Company purchased an enterprise-wide computer system package to better meet future requirements. This is resulting in the replacement of many of the Companys systems including order entry, purchasing, and financial systems. The Company completed the initial roll-out of the new systems during the fourth quarter of 1998. The Company is transitioning to the new system on a regional basis and expects to be completed early in the third quarter of 1999. The Companys system project, together with other planned system changes, is also intended to correct the Year 2000 issue.

Competition
-----------
The Company operates in a highly competitive environment. VWR competes primarily with one other large national distributor and with many smaller regional, local and specialty distributors. The Company also competes with manufacturers that sell directly to end users. Competitive factors include price, service and delivery, breadth of product line, customer support and the ability to meet the special requirements of customers.

The Company believes that most of its customers place a high value on services such as regional and local inventory centers and a single-source of supply. In addition, the Company believes its value-added services, such as on-site storeroom management and customized delivery programs, as well as increased connectivity between VWRs and the customers information systems, will become more important competitive factors. The Company believes that it can compete effectively due to its complete package of products and services promoted by its professional sales organization.

1998 Acquisitions
-------------------------------
On July 31, 1998, the Company acquired all of the outstanding shares of Science Kit, a privately held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. Revenues for Science Kit were $66 million in 1997. The acquisition has been accounted for under the purchase method of accounting and the Company has included Science Kits results of operations from the date of the acquisition.

In addition, in 1998 the Company acquired two other companies, A.J. Reynolds Co., Inc. and HPC Scientific & Technology, Inc., for an aggregate purchase price of $22.6 million. Combined fiscal year 1997 revenues for these two companies were approximately $32 million. Both were accounted for under the purchase method of accounting.

Relationship with Merck KGaA
----------------------------
The Company has a strategic relationship with Merck KGaA, a manufacturer and distributor of pharmaceuticals, laboratory supplies and products, and specialty chemicals. Merck KGaA owns 49.89% of the outstanding Common Shares and is represented by five members on the Companys Board of Directors. EM Laboratories, Incorporated, (EML), an affiliate of Merck KGaA, entered into a Standstill Agreement with the Company in connection with Merck KGaAs investment in the Company, pursuant to which EML agreed that it and its affiliates would not, subject to certain specified exceptions, increase its beneficial ownership of the Companys common shares above 49.89% without prior consent of the Company.

On September 15, 1995, in conjunction with acquisition of the Industrial Distribution Business (Baxter Industrial) of Baxter Healthcare Corporation, the Company issued a Debenture to EML in the principal amount of $135 million. The Debenture has been assigned to another affiliate of EML. The Debenture matures in a single installment in September 2005. The Debenture is callable at face value, at the Companys option, beginning in September 2000. The Debenture bears interest at 13% per annum, due quarterly. Until such time as Merck KGaA and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share, and thereafter, until September 1, 1997, interest on the Debenture is deferred, with accumulated interest thereon, until the Debenture matures. Interest on the Debenture is payable quarterly in cash after September 1, 1997 through the maturity date.

During 1996, the Company issued 1,230,315 common shares as payment of interest on the Debenture. In conjunction with the Companys public offering in 1997, affiliates of Merck KGaA purchased 3,011,719 common shares, for an aggregate cash purchase price of approximately $68.5 million, in order to maintain Merck KGaAs 49.89% beneficial ownership. Merck KGaA purchased 239,599 and 52,163 common shares in 1998 and 1997, respectively, in order to maintain Merck KGaAs 49.89% beneficial ownership as a result of the Companys issuance of common shares under its stock incentive plans at prices ranging from $7.79 to $32.13. The common shares sold to affiliates of Merck KGaA have not been registered under the Securities Act of 1993 in reliance upon the exemption afforded by Section 4(2) of that Act.

Merck KGaA has been a supplier of chemicals and other products to the Company for over 15 years. Merck KGaA is currently the Companys second largest supplier of chemicals.

Chemdex Transaction
-------------------

In March 1999, the Company agreed to sell its third-party purchasing services to Chemdex Corporation in return for a 10% equity position in Chemdex. In addition, the companies have agreed that Chemdex will provide third-party purchasing services to VWR customers through an electronic ordering system. The sale of the third-party purchasing services, which represented approximately $85 million of sales in 1998, is not expected to have a material impact on 1999 earnings because this business generally has lower gross margins. The Company expects to realize a gain on the sale of the third-party purchasing services.

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

Employees
---------
There were 2,725 persons employed by VWR as of February 28, 1999.
Approximately 9% of the Companys employees are represented by unions. The Company believes its relations with employees are good.

Foreign Operations and Export Sales
-----------------------------------
The Company has operations in Canada which serve that countrys industrial, educational, governmental and biomedical markets. Canadian operations represent less than 10 percent of consolidated assets and revenues as of and for the year ended December 31, 1998.

The Company also exports scientific equipment to 78 countries worldwide, with primary markets in the Middle East, Central America, South America, and the Pacific Rim. The export business represents less than 10 percent of consolidated revenues for the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
NAME                 AGE   BUSINESS EXPERIENCE         POSITION HELD
                             LAST FIVE YEARS               SINCE
-----------------    ---   -------------------         -------------
Jerrold B. Harris    56   President and Chief          March 1990
                           Executive Officer             to Present

Paul J. Nowak        44   Executive Vice President     January 1998
                                                         to Present
                          Senior Vice President        November 1992
                           Eastern Sales                 to December 1997

David M. Bronson     45   Senior Vice President        November 1995
                           Finance, Chief                to Present
                           Financial Officer and
                           Corporate Secretary
                           Vice President Finance and  May 1992 to
                           Business Development          November 1995
                           Scientific Products Division
                           Baxter Healthcare Corp.

David S. Barth       46   Senior Vice President        September 1995
                           Western Sales                 to Present
                          Area Vice President,         July 1992 to
                           Industrial and Life           September 1995
                           Sciences Division,
                           Baxter Healthcare Corp.

Matthew Malenfant	   37	  Senior Vice President	       January 1998
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

Hal G. Nichter       52   Senior Vice President        October 1995
                           Customer Fulfillment          to Present
                          Vice President Marketing     October 1992 to
                                                         October 1995

John G. Griffith     55   Senior Vice President        August 1995 to
                           International                 Present
                          Director of Finance,         December 1990 to
                           Merck Ltd, England            August 1995

ITEM 2 - PROPERTIES
------   ----------
VWR owns and leases office and warehouse space throughout the United States and Canada for distribution of the products supplied by it as follows:

     Chicago, Illinois                                    Owned
     Bridgeport, New Jersey (Philadelphia)                Owned
     Buffalo, New York                                    Owned
     Rochester, New York                                  Owned
     St. Catharines, Ontario, Canada                      Owned
     San Francisco, California                           Leased
     Suwanee, Georgia (Atlanta)                          Leased
     Mississauga, Ontario, Canada (Toronto)              Leased
     Aurora, Colorado                                    Leased
     Marietta, Georgia                                   Leased
     Bridgeport, New Jersey                              Leased
     Houston, Texas                                      Leased
     Tualatin, Oregon                                    Leased
     San Dimas, California                               Leased

The Company also leases 30 smaller facilities throughout the United States and two smaller facilities in Canada which support the sales and warehouse functions. The Company leases office space in West Chester, Pennsylvania, for executive, financial, information systems, marketing, and other administrative activities.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II.
--------

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
----------------------------------------------------------------------

VWR common shares, $1.00 par value, are traded on the NASDAQ Stock Market under the VWRX symbol. On February 28, 1999, there were approximately 6,700 shareholders represented by 1,472 holders of record.

The quarterly ranges of high and low sale prices of the Corporations common shares during the years ended December 31, 1998 and 1997 as reported by NASDAQ are set forth below.

VWR Common Stock                          1998                    1997
----------------------------       ----------------         ---------------

         Quarter                   High         Low         High        Low
         -------                   ----         ---         ----        ---
    First                   $36.50	      $27.25     	$17.75	    $13.00
    Second                   37.00	       19.50     	 17.38	     14.50
          Third                    29.78	       21.75       24.00	     15.75
          Fourth                   32.13	       15.75       29.63	     20.63



The Company has not paid any cash dividends to its stockholders on its Common Stock, and anticipates that for the foreseeable future its earnings will be retained for use in its business. Payment of dividends is within the discretion of the Companys Board of Directors and will depend, among other factors, upon the Companys earnings, financial condition and capital requirements and the terms of the Companys financing agreements. Under the terms of a former credit facility, which was replaced on July 31, 1998, the Company was prohibited from making dividend payments.

Refer to the caption Relationship with Merck KGaA in Part I, Item I for information concerning common shares issued by the Company which are not registered under the Securities Act of 1933.

ITEM 6. - SELECTED FINANCIAL DATA
------    -----------------------
The following table of selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                    For the Years Ended December 31,
                            -------------------------------------------------
 (Thousands of dollars,
  except per share data)      1998       1997       1996      1995     1994
                              ----       ----       ----      ----     ----
Operations:

Sales                     $1,349,948 $1,244,795 $1,117,286 $ 718,684 $535,179
Gross margin                 312,177    277,715    246,907   159,119  113,198
Income before
  extraordinary charge        34,937     24,735      7,023     1,935    2,053
Extraordinary charge,
  net of tax                    (689)      (406)
                          ---------------------------------------------------
Net income                $   34,248 $   24,329    $ 7,023  $  1,935  $ 2,053
-----------------------------------------------------------------------------
Per Share Data:

Dividends                 $           $            $        $   0.08  $  0.34
Book value                     13.24       12.01      8.21      7.60     3.63

Basic Per Share Data:
 Income before
  extraordinary charge    $     1.21  $     1.08   $   .32   $   .13   $  .19
 Extraordinary charge,
  net of tax                    (.02)       (.02)
                          ---------------------------------------------------
 Net income per share     $     1.19  $     1.06   $   .32   $   .13   $  .19
-----------------------------------------------------------------------------
Diluted Per Share Data:
 Income before
  extraordinary charge    $     1.18  $     1.05   $   .32   $   .13   $  .18
 Extraordinary charge,
  net of tax                    (.02)       (.01)*
                          ---------------------------------------------------
 Net income per share     $     1.16  $     1.04   $   .32   $   .13   $  .18
-----------------------------------------------------------------------------




*   Difference due to rounding.

                                      For the Years Ended December 31,
                             -----------------------------------------------
  (Thousands of dollars,
   except statistical data)     1998      1997      1996      1995     1994
                                ----      ----      ----      ----     ----
Financial Position:

  Working capital             $237,546  $182,064  $143,975 $ 87,940  $ 75,120
  Property and equipment-net    91,072    50,846    48,184   37,648    38,259
  Total assets                 911,589   717,566   705,302  621,472   173,375
  Short-term debt                                   22,500   20,000     2,250
  Long-term debt               355,665   232,409   367,965  334,327    79,170
  Shareholders equity         383,547   342,007   183,437  160,089    40,168
  Total invested capital       739,212   574,416   573,902  514,416   121,588
-----------------------------------------------------------------------------
Operating and Financial Statistics:

  Gross margin to sales         23.13%    22.31%    22.10%   22.14%    21.15%
  Income, before
   extraordinary charge,
   to sales                      2.59%     1.99%     0.63%    0.27%     0.38%
  Current ratio                  2.79      2.52      2.02     1.75      2.67
  Return on average
   shareholders equity          9.47%    11.38%     4.07%    2.29%     5.05%
-----------------------------------------------------------------------------

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


Results of Operations
---------------------
Sales over the last three years are as follows (in millions):

            1998		 1997        1996
            ----         ----        ----
           $1,350		$1,245      $1,117

The gross margin percentage over the last three years is as follows:

            1998		1997        1996
            ----        ----        ----
            23.1%		22.3%       22.1%

Total operating expenses, excluding acquisition-related expenses, as a percentage of sales over the last three years are as follows:

            1998		1997        1996
            ----        ----        ----
            16.8%		16.1%       17.3%


1998 versus 1997
----------------
Sales in 1998 increased by $105.2 million, or 8.4%, to $1.35 billion from $1.24 billion in 1997. Approximately 56% of the sales increase was due to growth in the Companys core laboratory supply business, including pharmaceutical, biotechnology and chemical markets and, to a lesser extent, growth in sales of cleanroom products and improved pricing. The remaining increase was due to 1998 acquisitions.

Gross margin for 1998 increased $34.5 million, or 12.4%, to $312.2 million from $277.7 million in 1997. As a percentage of sales, gross margin for 1998 increased to 23.1% from 22.3% compared to 1997. The increase in the Companys gross margin percentage for 1998 is primarily attributable to increased sales of products to the education market, which earns higher margins. This increase is primarily the result of the July 31, 1998 acquisition of the Science Kit Group of Companies (Science Kit) as described in Note 2.

Total operating expenses increased by $26.3 million, or 13.1%, to $226.7 million in 1998 from $200.4 million in 1997. Total operating expenses, as a percentage of sales, increased to 16.8% in 1998 from 16.1% in 1997. The increase in total operating expenses, as a percentage of sales, is primarily due to the Science Kit acquisition. Also contributing to higher expenses as a percentage of sales are efforts the Company has taken to redirect and increase its sales coverage. Depreciation and amortization increased in 1998 primarily as a result of goodwill amortization for the 1998 acquisitions, accelerated amortization on current information systems that are being replaced by the Companys new enterprise-wide computer systems, and amortization for the Companys new computer systems.

Interest expense for 1998 decreased $7.4 million, or 21.1%, to $27.9 million in 1998 from $35.4 million in 1997. The decrease in interest expense is largely attributable to lower average borrowings under the Companys credit facilities and, to a lesser extent, lower interest rates on the credit facilities. Lower average borrowings are the result of cash generated from operations and the Companys 1997 public offering, and concurrent private placement to affiliates of Merck KGaA, which raised net proceeds of $132.7 million in November 1997. Offsetting the effects of the 1997 offering on average borrowings are the $131.8 million in borrowings, primarily during the second half of 1998, used for acquisitions.

The Company recorded an extraordinary charge in the fourth quarter of 1998 of $0.7 million (net of tax) for the early extinguishment of debt resulting from the replacement of its then-outstanding credit facility, with a new credit facility.

The Companys effective tax rate, before extraordinary charges, for 1998 decreased to 39.3% from 41.1% in 1997. The decrease in the effective tax rate is primarily due to a one-time tax credit related to the Companys new systems project and a decreased Canadian effective tax rate. See Note 6 for a description of the differences between the statutory and effective income tax rates.

The increase in weighted average shares outstanding, for earnings per share calculations, reflects the full-year effect of the Companys public offering and concurrent private placement to affiliates of Merck KGaA totaling approximately 6 million common shares in November 1997, as discussed in Note 7.


1997 versus 1996
----------------
Sales for 1997 increased by $127.5 million, or 11.4%, to $1.24 billion from $1.12 billion in 1996. The sales increase was principally due to increased sales to the Companys large partnership accounts, increased growth in sales to small to medium-size customers, growth in the Companys critical environment business and, to a lesser extent, improved pricing.

Gross margin increased by $30.8 million, or 12.5%, to $277.7 million in 1997 from $246.9 million in 1996. As a percentage of sales, gross margin increased from 22.1% in 1996 to 22.3% in 1997. The increase in the Companys gross margin percentage was primarily attributable to the continued focus on margin improvement through internal programs.

Total operating expenses increased $2.1 million, or 1.1%, to $200.4 million from $198.3 million in 1996. As a percentage of sales, total operating expenses decreased from 17.7% in 1996 to 16.1% in 1997. Excluding the effect of acquisition-related expenses, total operating expenses increased $7.0 million, or 3.6%, to $200.1 million from $193.1 million in 1996. Excluding the impact of acquisition-related expenses, total operating expenses as a percentage of sales decreased from 17.3% in 1996 to 16.1% in 1997. The decreases in the ratios were principally due to continued synergies realized as a result of the Baxter Industrial acquisition. Depreciation and amortization expense increased primarily as a result of 1996 distribution infrastructure investments related to the Baxter Industrial acquisition. Acquisition-related expenses consisted primarily of relocation, severance and integration charges directly attributable to the Baxter Industrial acquisition.

Interest expense was $35.4 million for 1997 and $36.8 million for 1996. The interest expense decrease in 1997 was largely attributable to the effect of the Companys public offering and concurrent private placement in the fourth quarter (described in Note 7), the proceeds of which were used to repay debt, and the Companys lower interest rates under the credit facility during 1997. These decreases were partially offset by the higher outstanding balance of the Companys Debenture (as described in Note 5).

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

The increase in weighted average shares outstanding, for earnings per share calculations, reflected the Companys public offering and concurrent private placement to affiliates of Merck KGaA totaling approximately 6 million common shares in November 1997, as discussed in
Note 7.

Liquidity and Capital Resources
-------------------------------
The ratio of debt to equity at December 31 for each of the past three years is as follows:

            1998		1997        1996
            ----        ----        ----
             0.9		 0.7         2.1

The ratio of operating income, plus depreciation and amortization, to interest expense paid over the past three years is as follows:

            1998		1997        1996
            ----        ----        ----
             4.5		 4.8         3.7

The current ratio at December 31 for each of the last three years is as follows:

            1998		1997        1996
            ----        ----        ----
             2.8		 2.5         2.0

In 1998, operations generated $60.0 million of cash compared to $48.0 million in 1997. During 1998, trade receivables, excluding the effect of acquisitions, decreased by $10.1 million as a result of increased collection efforts. Other receivables increased in 1998 primarily due to income tax refunds and purchase price adjustments from the Science Kit acquisition. The 1998 inventory increase of $15.2 million, excluding the effect of acquisitions, was primarily due to increased sales and the timing of required purchases under distribution agreements. Accounts payable and other accrued liabilities, excluding the effect of acquisitions, were comparable to the prior year balances. Interest on the Debenture increased cash flow from operations by $2.2 million in 1998 compared to $12.1 million in 1997. Prior to September 1997, interest on the Debenture was payable in the Companys common shares until Merck KGaA increased its beneficial ownership to 49.89% and then interest was deferred (Deferred Interest). In September 1997, under the terms of the Debenture, interest on the Debenture became payable in cash on a quarterly basis, excluding interest on Deferred Interest which continues to be deferred. The provision for deferred income taxes increased operating cash flow by $16.4 million in 1998 primarily related to an increase in deferred tax liabilities related to intangible assets and depreciation of capitalized systems costs.

Debt increased in 1998 primarily as a result of funding three acquisitions with a total purchase price of $132.6 million, including the acquisition of Science Kit as described below and in Note 2. In connection with the Science Kit acquisition, the Company entered into a new five-year credit facility (Credit Facility) on July 31, 1998. The Credit Facility consists of a $250 million unsecured revolving line of credit and replaced the former credit facility entered into in September 1995. The debt increase was partially offset by cash generated from operations, net of capital expenditures, which was used to pay down outstanding borrowings under the Companys credit facility. The Credit Facility provides that the available line of credit will decrease to $225 million in July 2001 and to $200 million in July 2002. The Credit Facility expires in July 2003 and $202.5 million was outstanding at December 31, 1998.

Debt decreased in 1997 due to the application of cash generated from operations and the public offering and concurrent private placement of approximately 6 million shares, the net proceeds of which were $132.7 million. Proceeds from the offering and private placement were used to repay outstanding borrowings under the Companys former credit facility. Equity increases reflect the 1997 public offering and concurrent private placement and the 1996 issuance of shares to Merck KGaA in lieu of payment for interest on the Debenture as well as net income for each period.

As discussed in Note 5, in 1995 the Company incurred indebtedness of $135 million evidenced by the Debenture. The Debenture matures in a single installment in September 2005 and is callable at face value, at the Companys option, beginning in September 2000. The Debenture bears interest at 13% per annum, due quarterly. Until such time as Merck KGaA and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share, and thereafter until September 1, 1997, interest on the Debenture was deferred, with accumulated interest thereon, until the Debenture matures. Interest on the Debenture is payable quarterly in cash from September 1, 1997 through the maturity date.

The Companys primary exposure to market risk consists of changes in interest rates on borrowings and foreign currency rates. An increase in interest rates would adversely affect the Companys operating results and cash flows. The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest rate exposure on a notional amount of debt from variable rates to fixed rates. The Company provides protection to meet actual exposures and does not speculate in derivatives. For every $100 million of unhedged variable rate debt, a 100 basis point increase in interest rates would increase the Companys annual interest rate expense by approximately $1 million. At December 31, 1998, the Company had a notional amount of $40 million of swaps in effect that expire in 1999 and 2000. The amount of floating rate debt protected by the swaps ranges from $40 million to $10 million during the period outstanding with fixed rates ranging from 5.9% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The Companys use of swaps for interest rate protection increased interest expense by $0.2 million, $0.2 million, and $0.7 million in 1998, 1997, and 1996, respectively. During 1998, the Company terminated $25 million of swap agreements. As a result of the fourth quarter 1997 public offering and concurrent private placement, the Company terminated $60 million of swap agreements due to the repayment of existing debt balances. In addition, $35 million of swap agreements expired under their original terms during 1997. At December 31, 1998, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a net payable of approximately $0.2 million. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the difference between the contracts fixed interest rate and the then-current replacement interest rate. The other parties to the interest rate swap agreements expose the Company to credit loss in the event of nonperformance although the Company does not anticipate such nonperformance.

The Company utilizes foreign currency contracts to reduce its exposure to market risks from changes in foreign exchange rates. The Company hedges foreign currency transactions on a continuous basis for periods consistent with its committed exposures. The primary purpose of the foreign currency hedging activities is to protect Canadian purchases of United States supplied goods from currency exchange rate fluctuations. At December 31, 1998, open foreign exchange contracts were $13.3 million. However, the market risk on the foreign exchange contracts is separate from the impact that other foreign-country economic factors could have on the Companys Canadian subsidiaries performance.

The Company is party to various distribution agreements which require the Company to purchase a minimum dollar amount of products. The minimum for 1998 was $100 million. The accumulated shortfall under these agreements at December 31, 1998 was approximately $20 million. The Company has renegotiated or is in the process of renegotiating certain of these contracts and the Company expects that the accumulated deficiency will be satisfied through a combination of purchases and contract extensions. Obligations under these contracts for the years

1999 and 2000 are expected to be $92 million and $120 million, respectively. Such purchases are not expected to have a material effect on the Companys financial condition or results of operations for 1999.

VWR has been designated by the EPA as a potentially responsible party for various sites. Management believes that any required expenditures would be immaterial to the Companys Consolidated Financial Statements.

On July 31, 1998, the Company acquired all of the outstanding shares of Science Kit, a privately held supplier of science education products to school systems and educational institutions in the United States and Canada. The purchase price was $110 million, subject to adjustment. Revenues for Science Kit were $66 million in 1997. The acquisition has been accounted for under the purchase method of accounting. The purchase price was financed by a portion of the proceeds received from borrowings under the Credit Facility. In addition, the Company acquired two other companies, A.J. Reynolds Co., Inc. and HPC Scientific & Technology, Inc., for an aggregate purchase price of $22.6 million. Combined 1997 revenues for these two companies were approximately $32 million. Both were accounted for under the purchase method of accounting and were financed from the Companys credit facility.

In March 1999, the Company agreed to sell its third-party purchasing services to Chemdex Corporation in return for a 10% equity position in Chemdex. In addition, the companies have agreed that Chemdex will provide third-party purchasing services to VWR customers through an electronic ordering system. The sale of the third-party purchasing services, which represented approximately $85 million of sales in 1998, is not expected to have a material impact on 1999 earnings because this business generally has lower gross margins. The Company expects to realize a gain on the sale of the third-party purchasing services.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.

Computer Systems and Year 2000
------------------------------

The Company is implementing enhancements to its computer systems to satisfy its future requirements. This is resulting in the replacement of many of the Companys systems including order entry, purchasing, and financial systems. A substantial portion of the costs associated with the replacement of existing systems has been recorded as assets and are being amortized. As of December 31, 1998, the Company has expended approximately $42 million for the new systems. The Company estimates that the remaining amounts to be expended will range from $4 to $5 million, which will be incurred over the next six to nine months.

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Companys programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000, which could cause the Companys computer systems to perform inaccurate calculations. Such inaccurate calculations could have a material adverse effect on the Company. In addition, the Year 2000 issue could affect non-computer systems used in the Companys operations.

The Companys system enhancement project, together with other planned system changes, is intended to correct the Year 2000 issue. The Company completed the initial implementation of its new systems during the fourth quarter of 1998. The Company is transitioning to the new systems on a regional basis and expects to be completed early in the third quarter of 1999. The Company had an external review conducted by an independent information technology consulting firm to identify the Companys legacy computer systems that could be affected by the Year 2000 issue, when they would be affected, and how the Year 2000 issues may be remedied. The extent of Year 2000 remediation performed by the Company was coordinated with the new systems implementation timetable. The amounts expensed to correct the Year 2000 issue on the Companys legacy system which will not be replaced by the systems enhancement project did not have a material effect on the results of operations. With respect to its non-computer systems, the Company has reviewed its significant operational systems and has remediated those requiring such action.

The Company is also making inquiries of its significant suppliers and large customers to assess their Year 2000 readiness where their systems interface with the Companys systems or otherwise impact its operations. Based on the nature of their responses, the Company will develop contingency plans as appropriate.

Factors that could cause the Companys Year 2000 efforts to be less than fully effective include the Companys failure to implement its new systems in a timely and successful manner, and customers and vendors failure to be Year 2000 compliant. In addition, the Year 2000 issues present a number of other risks that are beyond the Companys reasonable control, such as continued service from outside parties including utility companies, financial institutions, and transportation and delivery companies. While the Company does not currently foresee any material problems, there can be no assurance that the Company and its material customers and vendors will be Year 2000 compliant by January 1, 2000 and that any such noncompliance will not have a material adverse effect on the Company.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------
Information regarding market risk is included in Item 7 of this Form 10-K.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

                  VWR SCIENTIFIC PRODUCTS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
	                          1998               1997             1996
-----------------------------------------------------------------------------
(Thousands, except per share data)
Sales					$1,349,948		$1,244,795		$1,117,286
Cost of sales			 1,037,771		   967,080		   870,379
					----------		----------		----------
Gross margin			   312,177		   277,715		   246,907

Operating expenses		   201,478		   177,995		   172,407
Depreciation and amortization	    25,267		    22,148		    20,740
Acquisition-related expenses	            	       253		     5,128
					----------		----------		----------
Total operating expenses	   226,745		   200,396		   198,275
					----------		----------		----------
Operating income			    85,432		    77,319		    48,632
Interest expense      		    27,910		    35,355		    36,827
					----------		----------		----------
Income before income taxes
  and extraordinary charge	    57,522		    41,964		    11,805
Income taxes			    22,585		    17,229		     4,782
					----------		----------		----------
Income before extraordinary
  charge		    		    34,937		    24,735		     7,023
Extraordinary charge, net of
  income taxes				 689			 406
					----------		----------	      ----------
Net income			      $   34,248	      $   24,329	      $    7,023
					==========		==========	      ==========
Basic earnings per share:
Income before extraordinary
  charge				$     1.21	      $     1.08	      $     0.32
Extraordinary charge			(.02)             (.02)
			      ----------		----------		----------
Net income			      $     1.19	      $     1.06	      $     0.32
					==========		==========	      ==========
Diluted earnings per share:
Income before extraordinary
  charge		            $     1.18	      $     1.05	      $     0.32
Extraordinary charge			(.02) 	      (.01)*
					----------		----------		----------
Net income				$     1.16	      $     1.04	      $     0.32
					==========		==========		==========

Weighted average shares outstanding:

Basic					    28,790		    22,969		    21,892
Diluted				    29,594 	          23,494		    22,290


* Difference due to rounding.
See Notes to Consolidated Financial Statements.

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(Thousands of dollars,
 except per share data)
                                                       December 31,
ASSETS                                            1998              1997
-----------------------------------------------------------------------------
Current assets:
Trade receivables,
  less reserves of $3,417 and $2,512		$191,068		$180,345
Other receivables						  24,564	         6,632
Inventories						       140,826	       103,445
Other							        13,431	        11,166
								--------		--------
Total current assets				       369,889		 301,588

Property and equipment--net			        91,072		  50,846

Excess of cost over net assets of
	businesses acquired--net		       439,091		 354,961

Other assets--net					        11,537	        10,171
								--------		--------
							      $911,589	      $717,566
								========		========

                     VWR SCIENTIFIC PRODUCTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (cont.)

(Thousands of dollars,
 except per share data)
                                                       December 31,
LIABILITIES AND SHAREHOLDERS EQUITY              1998              1997
-----------------------------------------------------------------------------
Current liabilities:
Bank checks outstanding, less cash in bank      $  9,658	      $ 10,077
Accounts payable					       102,125	        91,887
Accrued liabilities				        20,560	        17,560
								--------		--------
Total current liabilities			       132,343	       119,524
								--------		--------
Long-term debt:
Revolving credit facility			       202,490	        81,462
Debenture				    			 153,175	       150,947
								--------		--------
Total long-term debt				       355,665	       232,409
								--------		--------

Deferred income taxes and other		        40,034	        23,626

Shareholders equity:
Preferred stock, $1 par value, 25,000,000
  shares authorized, none issued
Common stock, $1 par value, 120,000,000
  shares authorized, 28,967,505 and
  28,487,251 shares issued, respectively	        28,968	        28,487
Additional paid-in capital			       287,149	       280,068
Retained earnings					        70,046	        35,798
Treasury stock at cost, 4,978 shares	           (94)		     (94)
Unamortized ESOP contribution			          (795)	        (1,144)
Unamortized restricted stock awards 	          (142)		    (184)
Accumulated other comprehensive loss     		  (1,585)		    (924)
								--------	      --------
Total shareholders equity			       383,547	       342,007
								--------		--------
							      $911,589	      $717,566
								========		========


See Notes to Consolidated Financial Statements.

                          VWR SCIENTIFIC PRODUCTS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        		Year Ended December 31,
(Thousands of dollars)                       1998         1997         1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income					  	$  34,248	$  24,329	$    7,023
Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
  Depreciation and amortization,
    including deferred debt
    issuance costs				   25,686	   23,234	    22,051
  Debentures and stock issued in lieu of
    payment of interest			          2,228	   12,138       19,114
  Provision for deferred taxes		   16,377	    7,372	     4,284
  Loss on early extinguishment
    of debt					          1,138		680
  Change in operating assets and
    liabilities, net of effect
    of businesses acquired:
	Trade receivables			         10,122	  (19,110) 	   (27,723)
	Other receivables				  (14,452)	      527       (3,851)
	Inventories				        (15,206)	    3,364	   (55,262)
	Other current assets			   (2,226)	   (5,927)	    (2,367)
	Accounts payable			          4,172      (1,112)      19,761
	Accrued liabilities and other	         (2,061)	    2,490	   (11,162)
							---------	---------	----------
Cash provided by (used in)
  operating activities			         60,026	   47,985	   (28,132)
							---------	---------	----------
INVESTING ACTIVITIES
Acquisition of businesses, net of cash
  acquired						 (131,814)			     1,683
Sale of joint venture investment						     2,881
Capital expenditures, net		 	  (40,488)	  (11,551)	   (23,417)
Proceeds from sale of property
  and equipment							   		     5,664
Other												(165)
							 ---------	 ---------	 ----------
Cash used in investing activities		 (172,302)	  (11,551)	   (13,354)
							 ---------	 ---------	 ----------

                          VWR SCIENTIFIC PRODUCTS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        		Year Ended December 31,
(Thousands of dollars)                        1998        1997         1996
-----------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt			$ 469,778	$ 224,006	$  206,788
Repayment of long-term debt 			 (361,993)	 (394,200)	  (174,459)
Net proceeds from common stock issuance	  		  132,708
Net change in bank checks outstanding	     (419)	     (197)       8,526
Proceeds from exercise of stock options	    3,003		560	       308
Proceeds from shares issued
  under Merck KGaA ownership rights	          3,084		547
Deferred debt issuance costs and other	   (1,177)		142		 323
							---------	---------	----------
Cash provided by (used in)
  financing activities	  		        112,276	  (36,434) 	    41,486
							---------	---------	----------

Net change in cash				        0		  0		   0
Cash at beginning of year 			        0		  0	 	   0
							---------	---------	----------
Cash at end of year		            $       0	$       0	$        0
							=========	=========	==========

Supplemental disclosures of cash flow information

Cash paid during the year for:
  Interest, net of 1998 capitalized
    interest of $1,185 				$  24,872	$  20,797	$   18,584
  Income taxes					   17,036	    7,101	     1,175




See Notes to Consolidated Financial Statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(Thousands of dollars,
 except share data)

                                                                          Unamortized
                                  Common                                     ESOP      Accumulated
                                  Stock    Additional                     Contribution,   Other
                                  $1 Par    Paid-in    Retained  Treasury Restricted  Comprehensive
                                  Value     Capital    Earnings   Stock   Stock Awards Income/(Loss)* Total
					------------------------------------------------------------------------------
Balance at December 31, 1995     $ 21,068   $ 137,753   $ 4,457   $  (9)   $ (2,468)  $   (712)    $ 160,089

Comprehensive income
 Net income                                               7,023                                        7,023
 Other comprehensive income -
 foreign currency translation
 adjustment                                                                                 40            40
Total comprehensive income												    --------
                   7,063
                                                                                                    ========
Issuance of 1,230,315
 shares of common stock as
 payment for  debenture interest    1,230      14,075                                                 15,305
Allocation of shares
 to ESOP participants                                                           293                      293
Restricted stock awards                 4          52                           (56)
Amortization of
 restricted stock                                                               398                      398
Exercise of stock options              44         264                                                    308
Other                                   1          13        (9)    (36)         12                      (19)
					    ---------------------------------------------------------------------------
Balance at December 31, 1996       22,347     152,157    11,471     (45)     (1,821)      (672)      183,437
                                  ---------------------------------------------------------------------------


(Thousands of dollars,
 except share data)
                                                                          Unamortized
                                  Common                                     ESOP       Accumulated
                                  Stock    Additional                     Contribution,    Other
                                  $1 Par    Paid-in    Retained  Treasury Restricted   Comprehensive
                                  Value     Capital    Earnings   Stock   Stock Awards Income/(Loss)*  Total
					------------------------------------------------------------------------------
Comprehensive income
 Net income                                              24,329                                       24,329
 Other comprehensive loss -
 foreign currency translation
 adjustment                                                                              (252)          (252)
Total comprehensive income                                                                           --------
                       													      24,077
                                         										     ========
Issuance of 6,036,719
 shares of common stock             6,037     126,671                                                132,708
Allocation of shares
 to ESOP participants                                                           320                      320
Amortization of
 restricted stock                                                               173                      173
Exercise of stock options              51         509                                                    560
Shares issued under
 Merck KGaA ownership
 rights                                52         495                                                    547
Tax benefit on exercise
 of stock options                                 236                                                    236
Other                                                        (2)    (49)                                 (51)
					    ---------------------------------------------------------------------------
 Balance at December 31, 1997      28,487     280,068    35,798     (94)     (1,328)      (924)      342,007
					    ---------------------------------------------------------------------------

(Thousands of dollars,
 except share data)
                                                                          Unamortized
                                  Common                                     ESOP      Accumulated
                                  Stock    Additional                     Contribution,   Other
                                  $1 Par    Paid-in    Retained  Treasury Restricted   Comprehensive
                                  Value     Capital    Earnings   Stock   Stock Awards Income/(Loss)* Total
					------------------------------------------------------------------------------
Comprehensive income
 Net income                                              34,248  				    			 34,248
 Other comprehensive loss -
 foreign currency translation
 adjustment                                                                               (661)         (661)
																      -------
Total comprehensive income                                                                             33,587
																      =======
Allocation of shares
 to ESOP participants                                                           349                       349
Restricted stock awards                 3          92                           (95)
Amortization of restricted stock                                                137                       137
Exercise of stock options             238       2,765                                                   3,003
Shares issued under
 Merck KGaA ownership rights          240       2,844                                                   3,084
Tax benefit on exercise
 of stock options                               1,380                                                   1,380
					    ---------------------------------------------------------------------------
 Balance at December 31, 1998    $ 28,968   $ 287,149   $ 70,046  $   (94) $   (937)  $ (1,585)     $ 383,547
					    ===========================================================================




* - Accumulated other comprehensive income (loss) consists only of foreign currency translation adjustments.


See Notes to Consolidated Financial Statement

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

Capitalization, Depreciation and Amortization
---------------------------------------------
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and, generally, accelerated methods for income tax purposes. Acquisition and development costs for significant business systems and related software for internal use are capitalized and amortized over their estimated useful lives, ranging from two to twelve years. The Company capitalizes the costs of developing and producing catalogs, which are used by customers for ordering products. Such costs are amortized over the period of use, generally two to three years.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------
Excess of cost over net assets of businesses acquired is primarily the result of the acquisition of the Industrial Distribution Business of Baxter Healthcare in 1995 and The Science Kit Group of Companies (Science Kit) in 1998 and is being amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1998 and 1997 was $34.5 million and $23.8 million, respectively. The carrying value of excess of cost over net assets of businesses acquired is evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying businesses.

Revenue Recognition
-------------------
The Company recognizes revenue when products are shipped.

Concentrations of Credit Risk
-----------------------------
Trade receivables reflect VWRs diverse customer base and the customer bases wide geographic dispersion. As a result, at December 31, 1998, the Company had no significant concentrations of credit risk.

Foreign Currency Transactions
-----------------------------
The Company utilizes foreign currency contracts to reduce its exposure to market risks from changes in foreign exchange rates. The Company hedges foreign currency transactions on a continuous basis for periods consistent with its committed exposures. The primary purpose of the foreign currency hedging activities is to protect Canadian purchases of United States supplied goods from currency exchange rate fluctuations. Unrealized gains and losses from these contracts are recognized in operations as the related transactions occur. At December 31, 1998, open foreign exchange contracts were $13.3 million.

New Accounting Standards
------------------------
In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Companys first quarter ending March 31, 1999. Adoption is not expected to have a material effect on the Companys consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is evaluating the effect of this standard on its financial statements.

2. Acquisitions
   ------------

On July 31, 1998, the Company acquired all of the outstanding shares of Science Kit, a privately held supplier of science education products to school systems and educational institutions in the United States and Canada, for $110 million, subject to adjustment. Revenues for Science Kit were $66 million in 1997. The acquisition has been accounted for under the purchase method of accounting and the Company has included Science Kits results of operations from the date of the acquisition. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The purchase price was financed by a portion of the proceeds received from borrowings under the Companys unsecured five-year revolving credit facility entered into on July 31, 1998.

In addition, in 1998 the Company acquired two other companies, A.J. Reynolds Co., Inc. and HPC Scientific & Technology, Inc., for an aggregate purchase price of $22.6 million. Combined fiscal year 1997 revenues for these two companies were approximately $32 million. Both were accounted for under the purchase method of accounting and were financed by borrowings under the Companys credit facility in place at the date of acquisition.

The following unaudited pro forma information has been prepared assuming that the acquisitions had occurred at the beginning of the years presented. Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense from the acquisition debt; and related income tax effects.

The following unaudited pro forma information is provided for information purposes only and does not purport to be indicative of VWRs results of operations that would actually have been achieved had the acquisitions been completed on January 1, 1997.

   Year Ended December 31,
(Thousands of dollars, except per share data)        1998             1997
-----------------------------------------------------------------------------
Sales								 $ 1,402,790	$ 1,343,399
Net income							 $    31,280      $    24,000
Basic earnings per share			       $      1.09      $      1.04
Diluted earnings per share			       $      1.06      $      1.02


3. Inventories
   -----------

Inventories consist of purchased goods for sale and are valued at the lower of cost or market. Cost determined using the last-in, first-out
(LIFO) method comprised 95% and 89% of inventory carrying value at December 31, 1998 and 1997, respectively. Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.

LIFO cost at December 31, 1998 and 1997 was approximately $33.7 million and $32.9 million, respectively, less than current cost.


4. Fixed Assets
   ------------
Net property and equipment at December 31, 1998 and 1997 is:

(Thousands of dollars)					1998			1997
----------------------------------------------------------------------
Land							$    2,404		$      738
Buildings						    22,506	          15,340
Computer software and equipment		   124,478       	    76,636
Capital additions in process			     1,257	           7,247
							----------------------------
   150,645		    99,961
Less accumulated depreciation			   (59,573)	         (49,115)
							----------------------------
Net property and equipment			$   91,072		$   50,846
							============================

Depreciation expense for the years ended December 31, 1998, 1997 and 1996, was $9.9 million, $8.7 million, and $7.2 million, respectively.

5. Long-Term Debt and Revolving Credit Facilities
   ----------------------------------------------
On July 31, 1998, the Company entered into a $250 million, five-year, unsecured Revolving Credit Facility (Credit Facility). The Credit Facility replaced the Companys former $150 million secured revolving credit facility entered into on September 14, 1995. The Credit Facility provides for the ability to borrow the equivalent in Canadian dollars up to $17 million U.S. dollars. The Credit Facility provides that the available line of credit will decrease to $225 million in July 2001 and to $200 million in July 2002. The Credit Facility bears an interest rate based on the London Interbank Offered Rate (LIBOR) or the prime rate, plus the applicable margin. The Company is required to pay commitment fees on the unused portion of the Credit Facility, between
 .20% and .30%. The margin on interest and the commitment fees will vary depending on the relationship between the Companys earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt. The Credit Facility includes various financial covenants related to total leverage, interest coverage, and net worth.

On September 15, 1995, the Company issued a debenture (Debenture) to EM Laboratories, Incorporated, (EML) an affiliate of Merck KGaA, Germany in the principal amount of $135 million. The Debenture has been assigned to another affiliate of EML. The Debenture matures in a single installment in September 2005 and is callable at face value, at the Companys option, beginning in September 2000. The Debenture bears interest at 13% per annum, due quarterly. Until such time as Merck KGaA and its affiliates obtained an ownership of 49.89% of the aggregate number of issued and outstanding common shares, interest was payable solely in common shares at a price of $12.44 per share, and thereafter, until September 1, 1997, interest on the Debenture was deferred, with accumulated interest thereon, until the Debenture matures. Interest on the Debenture is payable quarterly in cash after September 1, 1997 through the maturity date.

At December 31, 1998 and 1997, the approximate weighted average interest rate on outstanding borrowings under the credit facilities was 6.4% and 6.9%, respectively. Interest expense under the credit facilities for the years ended December 31, 1998, 1997, and 1996, was $8.5 million, $15.9 million, and $17.6 million, respectively, resulting in a weighted average interest rate of 6.4%, 7.1%, and 7.4%, respectively.

The carrying value of the Credit Facility approximates its fair value. The fair value of the Debenture is not readily determinable due to the nature of the instrument.

In 1998, the Company recorded an extraordinary charge in the amount of $1.1 million ($0.7 million net of tax) representing the write-off of unamortized debt issuance costs related to the refinancing of the Companys former $150 million revolving credit facility. Outstanding borrowings under the term loan portion of the former credit facility were repaid in 1997 using a portion of the net proceeds received from the Companys sale of common shares as described in Note 7. As a result, an extraordinary charge was recorded for 1997 of $0.7 million

($0.4 million net of tax) representing the write-off of $0.9 million of unamortized debt issuance costs related to the early extinguishment of the term loan under the Companys former credit facility, net of $0.2 million of gains on the termination of interest rate swap agreements related to the former credit facility.

The Company has entered into various interest rate swap agreements with financial institutions which effectively change the Companys interest rate exposure on a notional amount of debt from variable rates to fixed rates. The notional amounts of the swaps are based upon obligations under the Credit Facility and expected actual debt levels during the term of the Credit Facility. The Company provides protection to meet actual exposures and does not speculate in derivatives. At December 31, 1998, the Company had a notional amount of $40 million of swaps in effect. These swaps expire in 1999 and 2000. The amount of floating rate debt protected by the swaps ranges from $40 million to $10 million during the period outstanding with fixed rates ranging from 5.9% to 6.4%. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. At December 31, 1998, the fair market value of the swap agreements, which is not recorded in the consolidated financial statements, is a net payable of approximately $0.2 million. The fair market value of the swap agreements is based on the present value of the future cash flows determined by the difference between the contracts fixed interest rate and the then-current replacement interest rate. The other parties to the interest rate swap agreements expose the Company to credit loss in the event of nonperformance although the Company does not anticipate such nonperformance.


6. Income Taxes
   ------------
Taxes on income are based on income before income taxes and extraordinary charge as follows:

(Thousands of dollars)			  1998	      1997             1996
----------------------------------------------------------------------------
Domestic					$53,191           $38,148        $10,187
Canada					  4,331	        3,816	     1,618
						----------------------------------------
		$57,522		$41,964        $11,805
            ========================================

The provision for income taxes consists of:

(Thousands of dollars)			  1998		 1997	 	     1996
----------------------------------------------------------------------------
Current:
	Federal				$ 3,014		$ 7,037        $    70
	State					    731		    697
	Foreign				  2,463		  2,123	       428
                              	----------------------------------------
						  6,208	        9,857            498
						----------------------------------------
Deferred:
	Federal				 13,881	        5,876	     3,460
	State	                          2,600	        1,399	       603
	Foreign	                     (104)		     97 	       221
						----------------------------------------
						 16,377		  7,372	     4,284
						----------------------------------------
Total tax provision			$22,585	     $ 17,229        $ 4,782
             		========================================

The reconciliation of tax computed at the federal statutory tax rate of 35% of income before income taxes to the actual income tax provision is as follows:

(Thousands of dollars)			  1998		  1997		1996
-----------------------------------------------------------------------------
Statutory tax			      $20,133	     $ 14,687	    $4,132
State income taxes net
  of federal tax benefit		  2,165		  1,362	       392
Foreign rate differential		    635		    667		 151
Other--net					   (348)		    513		 107
						-----------------------------------------
Total tax provision		      $22,585	     $ 17,229	    $4,782
                              =========================================

Deferred tax liabilities (assets) as of December 31, 1998 and 1997 are comprised of the following:

(Thousands of dollars)						1998			1997
-----------------------------------------------------------------------------
Depreciation						   $ 14,122		   $ 3,438
Pension							      3,395		     3,718
Goodwill amortization					     20,361		    14,015
								   -------------------------
	Deferred tax liabilities			     37,878		    21,171
								   -------------------------

Postretirement benefits					       (763)	      (698)
Other compensation benefits				     (1,896)	    (1,035)
State net operating loss carryforwards		       (485)	      (683)
Inventory capitalization				     (1,337)	    (1,610)
Other--net							     (2,264)	    (1,097)
								   -------------------------
	Deferred tax assets				     (6,745)	    (5,123)
								   -------------------------
Net deferred tax liability 				   $ 31,133		  $ 16,048
								   =========================

In 1998 and 1997, tax benefits of $1.4 million and $0.2 million, respectively related to the exercise of employee stock options were recorded as additional paid-in capital. Net current deferred tax assets are $5.0 million and $3.8 million at December 31, 1998 and 1997, respectively. The Company has state net operating loss carryforwards that expire at various times through 2013.


7. Shareholders Equity
   --------------------
Merck KGaA and its affiliates, including EML, beneficially own 49.89% of the issued and outstanding common shares as of December 31, 1998. In connection with an April 1995 agreement to purchase securities from the Company, EML entered into a Standstill Agreement with the Company, pursuant to which EML agreed that it and its affiliates would not, subject to certain specified exceptions, for a period of four years, increase its beneficial ownership of the Companys common shares above 49.89% without the prior consent of the Company. Under the terms of the Debenture, interest was payable in common shares, at an issue price per share of $12.44, until Merck KGaAs beneficial ownership reached 49.89%. In addition, upon issuance of stock by the Company, including its stock incentive plans, Merck KGaA has the option to purchase additional shares from the Company to retain its 49.89% ownership interest for which the purchase price equals the price the Company receives for the stock.

In November 1997, the Company completed a public offering of 3,025,000 common shares and a concurrent private placement with affiliates of Merck KGaA of 3,011,719 common shares, resulting in proceeds of $132.7 million (net of issuance costs of $4.6 million). The net proceeds were used to repay the outstanding amount of the Companys term loan of $88.8 million and $43.9 million of the revolver, both under the Companys former credit facility.

8. Earnings Per Share
   ------------------
The following table sets forth the computation of basic and diluted earnings per share (in thousands):

					 1998			1997			1996
 						-----------------------------------------
Basic weighted average
  common shares outstanding		28,790		22,969	     21,892
Net effect of dilutive
  stock options			         403    		   263   	        199
Effect of Merck KGaA
  ownership rights			   401		   262  	        199
						-----------------------------------------
Diluted weighted average
  common shares outstanding	 	29,594		23,494	     22,290
					      =========================================

Shares issued in connection with the 1997 public offering and concurrent private placement with affiliates of Merck KGaA totaling approximately 6 million shares are included in the weighted average shares outstanding for approximately one month in 1997. Shares issued in payment of Debenture interest during 1996 were included in the share calculation as interest expense was recognized.


9. Stock and Incentive Programs
   ----------------------------
The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. The Company has adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation.

The Companys stock incentive plans allow for the grant of nonqualified and incentive stock options or restricted stock awards. In addition to outstanding options, 572,400 shares were available for issuance at December 31, 1998.

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

Changes in options outstanding were:
											    Average
									Shares	     Price
-----------------------------------------------------------------------------
Outstanding at December 31, 1995	 		    1,241,601        $  11.28
 Exercised							      (43,983)	       7.03
 Granted						            189,000	      13.25
 Cancelled	 							(60,000)          12.00
								    -------------------------
Outstanding at December 31, 1996			    1,326,618	   $  11.67
 Exercised								(51,460)          11.19
 Granted								167,000	      18.75
 Cancelled	 							(66,200)	      11.82
								    -------------------------
Outstanding at December 31, 1997			    1,375,958        $  12.51
 Exercised							     (237,774)          12.63
 Granted							    1,308,500           32.13
 Cancelled							      (53,500)          22.86
								    -------------------------
Outstanding at December 31, 1998			    2,393,184	   $  22.99
							          =========================

At December 31, 1998, there were 1,088,184 options exercisable at exercise prices ranging from $7.79 to $18.75, with an average exercise price of $12.15. Exercisable options at December 31, 1998 have a weighted average remaining life of 6 years. In addition, there were 1,296,000 options outstanding at an exercise price of $32.13 with a remaining life of 9 years, which were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.3%, 6.4% and 5.6%, respectively; no dividends; a volatility factor of the expected market price of the Companys common stock of 0.683, 0.476, and 0.416, respectively; and a weighted average expected life of the options of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options ($22.37, $10.90, and $6.99 for the 1998, 1997 and 1996 grants, respectively) is amortized to expense over the options assumed vesting period. SFAS No. 123 requires only that the income effects of options granted beginning in 1995 be included in the pro forma disclosures. Since a portion of the Companys stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years pro forma net income. The Companys pro forma information follows:

					                      Year ended December 31,
(Thousands, except per share data)			  1998	 1997		 1996
-----------------------------------------------------------------------------
Pro forma net income					$ 30,857   $21,255     $6,152

Pro forma basic earnings per share			    1.07      0.93	 0.28

Pro forma diluted earnings per share		    1.06      0.90	 0.28

Savings Investment Plan
-----------------------
The Company has a savings investment plan whereby it matches 50% of the employees contribution up to 3% of the employees pay. Depending on the Companys profitability in any year, the Company will make an additional match of 50% of the employee contributions between 3% and 7.5% of their pay. Expenses under this plan for the years ended December 31, 1998, 1997, and 1996, were $1.1 million, $0.9 million, and $0.9 million, respectively.

Employee Stock Ownership Plan
-----------------------------
In September 1990, the Company established an employee stock ownership plan (ESOP) by, in effect, contributing 400,000 treasury shares ($2.9 million fair value) to the ESOP of which 290,360 shares have been allocated to participants at December 31, 1998. All domestic full-time and part-time employees, except certain union employees, are eligible to participate in the plan.

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


10. Postretirement Benefits
    -----------------------
Pension Plan
------------
The Company has a defined benefit pension plan covering substantially all of its domestic employees, except for employees covered by independently operated collective bargaining plans. The following table summarizes the balance sheet impact, including the benefit obligations, assets, funded status and rate assumptions associated with the Companys pension plan.

Pension Benefits

(Thousands of dollars)  				     1998           1997
								 --------------------------
Change in projected benefit obligation:
Projected benefit obligation at January 1		    $53,158        $44,927
Service cost							2,947          2,179
Interest cost	        				      4,355		   3,587
Plan amendments  							  689              0
Actuarial losses							7,527		   4,950
Acquisitions							6,146              0
Benefits paid						     (2,395)        (2,485)
---------------------------------------------------------------------------
Benefit obligation at December 31			    $72,427        $53,158
---------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1		    $62,339        $50,043
Actual return on plan assets				     13,421         12,272
Company contributions					        928          2,509
Acquisitions							8,527              0
Benefits paid						     (2,395)	  (2,485)
---------------------------------------------------------------------------
Fair value of plan assets at December 31		    $82,820        $62,339
---------------------------------------------------------------------------

Reconciliation of funded status:

Funded status of plans					    $10,393        $ 9,181
Unrecognized transition obligation			        164            216
Unrecognized net gain					     (1,181)        (1,481)
Unrecognized prior service cost			        382           (362)

---------------------------------------------------------------------------
Prepaid benefit cost                                $ 9,758        $ 7,554
===========================================================================

Assumptions as of December 31:
Discount rate                                          7.00%          7.50%
Assumed rate of return on plan assets                 10.00%         10.00%
Assumed annual rate of compensation increase           4.00%          4.00%
===========================================================================


Net periodic pension cost includes the following components:

(Thousands of dollars)  		     1998         1997	       1996
		                  	----------------------------------------
Service cost                            $ 2,947      $ 2,180      $ 2,234
Interest cost					4,355		 3,587        3,289
Assumed return on plan assets		     (6,381)      (4,983)      (4,305)
Amortization of transition asset             16           51           51
Amortization of prior service cost          (57)        (101)        (101)
Recognition of actuarial losses	          0            2          233
----------------------------------------------------------------------------
Net periodic pension cost                $  880       $  736      $ 1,401
============================================================================

The Company maintains a supplemental pension plan for certain senior officers. Expenses incurred under this plan in 1998, 1997, and 1996 were approximately $0.1 million, $0.1 million, and $0.2 million, respectively.

Certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these plans for each of the years ended December 31, 1998, 1997, and 1996, were $0.6 million, $0.3 million, and $0.5 million, respectively, as determined in accordance with negotiated labor contracts.

Retiree Medical Benefits Program
--------------------------------
The Company provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. The accumulated postretirement benefit obligation was $1.8 million and $1.7 million at December 31, 1998 and 1997, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% at December 31, 1998 and 1997, respectively. The annual expense for such benefits was not material.


11. Leases
    ------
The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 16 years, subject to renewal options. Rental expense was $10.9 million, $9.8 million, and $9.8 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Future minimum lease payments as of December 31, 1998, under noncancelable operating leases having initial lease terms of more than one year are:

Years Ending December 31
(Thousands of dollars)
------------------------------------------------------------------
1999								    $ 8,096
2000									7,277
2001									6,065
2002									5,482
2003									3,914
Thereafter							     25,041
									    --------
Total minimum payments					     	    $55,875
									    ========

12. Contingencies and Commitments
    -----------------------------

The Company is involved in various environmental, contractual, and product liability cases and claims, which are considered routine to the Companys business. In the opinion of management, the potential financial impact of these matters is not material to the consolidated financial statements.

The Company is party to various distribution agreements which require the Company to purchase a minimum dollar amount of products. The minimum for 1998 was $100 million. The accumulated shortfall under these agreements at December 31, 1998 was approximately $20 million. The Company has renegotiated or is in the process of renegotiating certain of these contracts and the Company expects that the accumulated deficiency will be satisfied through a combination of purchases and contract extensions. Obligations under these contracts for the years 1999 and 2000 are expected to be $92 million and $120 million, respectively. Purchases under this contract are not expected to have a material effect on the Companys financial condition or results of operations for 1999.


13. Transactions with Affiliates
    ----------------------------
In the ordinary course of business, the Company purchases inventory from affiliates of Merck KGaA. Such purchases represent less than 5% of total purchases.

14. Quarterly Financial Data (Unaudited)
    -----------------------------------

(Thousands of dollars,
 except per share data)
		                                               Basic      Diluted
		                    Gross   Operating  Net    Earnings    Earnings
                      Sales   Margin   Income   Income  Per Share   Per Share
-----------------------------------------------------------------------------

Year Ended - December 31, 1998

   First Quarter  $  320,478 $ 71,638 $ 19,612 $ 7,918   $  .28      $  .27
   Second Quarter    330,998   73,330   20,530   8,826      .31         .30
   Third Quarter     360,515   86,003   27,313  11,029      .38         .37
   Fourth Quarter    337,957   81,206   17,977   6,475      .22         .22
                  ---------------------------------------------------------
Total             $1,349,948 $312,177 $ 85,432 $34,248   $ 1.19      $ 1.16
                  =========================================================

Year Ended - December 31, 1997

  First Quarter   $  290,826 $ 63,416  $15,393 $ 3,551    $ .16       $ .16
  Second Quarter     310,513   68,504   19,881   6,080      .27         .27
  Third Quarter      329,079   74,113   22,984   8,395      .38         .37
  Fourth Quarter     314,377   71,682   19,061   6,303      .25         .25
 	            ---------------------------------------------------------
Total             $1,244,795 $277,715  $77,319 $24,329    $1.06       $1.04*
                  =========================================================

Note: The first quarter of 1997 includes $253 of acquisition-related expenses from the Baxter Industrial acquisition. The third quarter of 1998 and the fourth quarter of 1997 include extraordinary charges of $689 (net of tax) or $0.02 per basic and diluted share, and $406 (net of tax) or $0.02 per basic share and $0.01 per diluted share, respectively, due to the early extinguishment of debt.

* The sum of the quarterly earnings per share does not equal the total earnings per share due to different weighted average share amounts outstanding for quarterly and annual reporting purposes.

REPORT OF INDEPENDENT AUDITORS
------------------------------
To the Shareholders of VWR Scientific Products Corporation:

We have audited the accompanying consolidated balance sheets of VWR Scientific Products Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VWR Scientific Products Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


								BY (SIGNATURE)




                                                ERNST & YOUNG LLP



Philadelphia, Pennsylvania
February 25, 1999

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------    --------------------------------------------------------------
          None.


PART III.
--------

ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    ---------------------------------------------------
The information required by this item is incorporated by reference from the section captioned Election of Directors and the section captioned Ownership of VWR Scientific Products Corporation Common Shares - Section 16(a) Beneficial Ownership Reporting Compliance contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 6, 1999.

Information regarding executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11. - EXECUTIVE COMPENSATION
-------    ----------------------
The information required by this item is incorporated by reference from the sections captioned Fees to Directors and Committees of the Board and Executive Compensation contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 6, 1999.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------    ----------------------------------------------------------

The information required by this item is incorporated by reference from the section captioned Ownership of VWR Scientific Products Corporation Common Shares contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 6, 1999.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

The information required by this item is incorporated by reference from the section captioned Election of Directors contained in the Companys definitive Proxy Statement, which the Company will have filed with the Commission pursuant to Regulation 14A on or about April 6, 1999.

PART IV.
-------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ------------------------------------------------------------
(a)(1)     Financial Statements

The following financial statements have been included as part of this report:

                                                       Form 10-K
                                                         Page
                                                       ---------
Consolidated Statements of Operations                     23
Consolidated Balance Sheets                               25
Consolidated Statements of Cash Flows                     27
Consolidated Statements of Shareholders Equity           29
Notes to Consolidated Financial Statements                32
Report of Independent Auditors                            46

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

2(d) Stock Purchase Agreement dated as of July 21, 1998 by and among VWR
     Scientific Products Corporation, Charles. E. Balbach, Paul F. Eckel, Science Kit, Inc., Boreal Laboratories, Ltd., Wards Natural Science Establishment, Inc., Central Scientific Company, Arbor Scientific Co. Limited, Central Scientific Company of Canada Limited, and Wards Natural Science Ltd.; incorporated by reference to Exhibit 2.1 of the Registrants Form 8-K dated July 31, 1998.

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

4(c) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of EM Laboratories, Incorporated; incorporated by reference to
      Exhibit 4(c) of the Registrants Form 8-K dated September 15, 1995.

4(d) Warrant to Purchase Common Shares of VWR Corporation dated April 13, 1995; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated April 13, 1995.

4(e) Credit Agreement dated as of July 31, 1998 by and among the Registrant, PNC Bank, N.A., Bank of America National Trust and Savings Association et al; included herein.

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

10(c) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrants Form 8-K dated September 15, 1995.

10(d) Change of Control Agreement between VWR Corporation and
      Paul J. Nowak; incorporated by reference to Exhibit 10 of the Registrants Form 10-K Report for the year ended
      December 31, 1992. (1)

10(e) VWR Corporation Executive Bonus Plan dated January 1, 1990;
      incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991. (1)

10(f) VWR Corporation Supplemental Benefits Plan dated November 1,
      1990; incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991. (1)

21    Subsidiaries of the Company

23    Consent of Independent Auditors

24    Power of Attorney

27 Financial Data Schedule for year ended December 31, 1998 (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).

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



Date                                       BY (SIGNATURE)



                                           David M. Bronson
                                           Senior Vice President Finance
                                          (Principal Financial and
                                           Accounting Officer)

    DIRECTORS
James W. Bernard
Richard E. Engebrecht
Jerrold B. Harris
Wolfgang Honn                                BY (SIGNATURE)
Dieter Janssen
Stephen J. Kunst
Edward A. McGrath, Jr.
Donald P. Nielsen
N. Stewart Rogers                            Jerrold B. Harris
Harald Schroder
Walter W. Zywottek                           Attorney-in-fact
                                             Power of Attorney
                                             dated March 29, 1999

                                             Date: March 29, 1999

                       VWR SCIENTIFIC PRODUCTS CORPORATION
                       ------------------------------------

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------
                             (Thousands of dollars)

                     Balance at  Charged to                           Balance
                     Beginning   Costs and                            at End
Description          of Year     Expenses   Deductions (1)   Other    of Year
-----------          ---------   ---------- --------------   -----   --------
Allowances for losses
  (deducted from trade
  receivables) for:

Year Ended
  December 31, 1998    $2,512      $3,057        $2,225       $ 73    $3,417
                       ======      ======        ======       ====    ======

Year Ended
  December 31, 1997    $1,505      $2,196        $1,189               $2,512
                       ======      ======        ======       ====    ======

Year Ended
  December 31, 1996    $  739      $  909        $  943       $800(2) $1,505
                       ======      ======        ======       ====    ======






     (1)  Uncollectible accounts written off, net of recoveries.
     (2)  Reserves established in connection with acquisitions.

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

2(d) Stock Purchase Agreement dated as of July 21, 1998 by and among VWR
     Scientific Products Corporation, Charles. E. Balbach, Paul F. Eckel, Science Kit, Inc., Boreal Laboratories, Ltd., Wards Natural Science Establishment, Inc., Central Scientific Company, Arbor Scientific Co. Limited, Central Scientific Company of Canada Limited, and Wards Natural Science Ltd.; incorporated by reference to Exhibit 2.1 of the Registrants Form 8-K dated July 31, 1998.

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

4(c) Subordinated Debenture dated as of September 15, 1995 in the principal amount of $135,000,000 payable to the order of EM Laboratories, Incorporated; incorporated by reference to
      Exhibit 4(c) of the Registrants Form 8-K dated September 15, 1995.

4(d) Warrant to Purchase Common Shares of VWR Corporation dated April 13, 1995; incorporated by reference to Exhibit 4 of the Registrants Form 8-K dated April 13, 1995.

4(e) Credit Agreement dated as of July 31, 1998 by and among the Registrant, PNC Bank, N.A., Bank of America National Trust and Savings Association et al; included herein on page 55.

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

10(c) Employment Agreement between Jerrold B. Harris and VWR Corporation dated as of September 15, 1995; incorporated by reference to
      Exhibit 10(e) of the Registrants Form 8-K dated September 15, 1995.(1)

10(d) Change of Control Agreement between VWR Corporation and
      Paul J. Nowak; incorporated by reference to Exhibit 10 of the Registrants Form 10-K Report for the year ended December 31, 1992.

10(e) VWR Corporation Executive Bonus Plan dated January 1, 1990;
      incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991.

10(f) VWR Corporation Supplemental Benefits Plan dated November 1,
      1990; incorporated by reference to Exhibit 10 of the Registrants Form 10-K for the year ended December 31, 1991.

21    Subsidiaries of the Company, page 140.

23    Consent of Independent Auditors, page 141.

24    Power of Attorney, page 142.

27 Financial Data Schedule for year ended December 31, 1998 (submitted only in electronic format pursuant to Item 601(c)(1)(v) of Regulation S-K).

1


1


1