Form 10-Q
period 1999-03-31
VWR SCIENTIFIC PRODUCTS CORP
filed 1999-05-17
CIK 788043

United States
Securities & Exchange Commission
Washington, DC  20549

Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999

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

                                                        Yes(x)    No( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

          Class                            Outstanding at March 31, 1999
------------------------------------------------------------------------
Common stock, par value $1.00                          28,962,527 shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------
                                   March 31, 1999     December 31, 1998
(Thousands of dollars)               (Unaudited)
                                  ---------------     -----------------

ASSETS

Trade receivables, net                 $231,746             $191,068
Other receivables                         8,584               24,564
Inventories                             125,442              140,826
Other                                    16,424               13,431
                                       --------             --------
Total current assets                    382,196              369,889

Property and equipment, net              91,580               91,072

Excess of cost over net assets of
 businesses acquired and other
 assets, net                            449,707              450,628
                                       --------             --------
                                       $923,483             $911,589
                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank checks outstanding,
 less cash in bank                     $  3,228             $  9,658
Accounts payable and
 accrued liabilities                    139,684              122,685
                                       --------             --------
Total current liabilities               142,912              132,343

Revolving credit facility               197,391              202,490
Debenture 			                153,594              153,175
                                       --------             --------
Total long-term debt                    350,985              355,665

Deferred income taxes and other          40,110               40,034

Shareholders' equity                    389,476              383,547
                                       --------             --------
                                       $923,483             $911,589
                                       ========             ========

See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------
(Thousands of dollars,                     Three Months Ended March 31,
except per share data)                         1999            1998
                                           -----------      -----------


Sales                                         $360,265        $320,478
Cost of sales                                  277,178         248,840
                                              --------         -------
Gross margin                                    83,087          71,638

Operating expenses                              55,719          45,979
Depreciation and amortization                    7,388           6,047
                                              --------        --------
Total operating expenses                        63,107          52,026

Operating income                                19,980          19,612
Interest expense 		                         7,841           6,249
                                              --------        --------
Income before income taxes                      12,139          13,363
Income taxes                                     4,855           5,445
                                              --------        --------
Net income                                    $  7,284        $  7,918
                                              ========        ========


Earnings per share:

Basic earnings per share                      $   0.25        $   0.28
Diluted earnings per share                    $   0.25        $   0.27



Basic weighted average number of
 common shares outstanding                      28,963          28,592

Diluted weighted average number of
 common shares outstanding                      29,501          29,526





See notes to condensed consolidated financial statements.

VWR SCIENTIFIC PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------
                                            Three Months Ended March 31,
(Thousands of dollars)                            1999           1998
                                            ------------     -----------
OPERATING ACTIVITIES:

Net income                                      $ 7,284         $ 7,918
Adjustments to reconcile net income to
  cash provided by operating activities:
Depreciation and amortization,
  including deferred debt issuance costs          7,451           6,179
Debentures issued in lieu of payment
  of interest                                       419             560
Changes in assets and liabilities:
    Receivables                                 (28,178)        (10,927)
    Inventories                                  15,144          (2,893)
    Other current assets                         (4,517)         (1,635)
    Accounts payable and other                   15,465          27,574
    Deferred taxes and other                         91	      1,330
                                                --------        --------
Cash provided by operating activities            13,159          28,106
     	                                          --------        --------
INVESTING ACTIVITIES:

Additions to property and equipment, net         (3,340)         (6,834)
Acquisition of businesses				  2,317
Other                                              (767)
                                                --------        --------
Cash used in investing activities                (1,790)         (6,834)
                                                --------        --------
FINANCING ACTIVITIES:

Proceeds from long-term debt                     60,675          40,401
Repayment of long-term debt                     (65,774)        (62,374)
Net change in bank checks outstanding            (6,430)         (1,856)
Proceeds from exercise of stock options           	            1,288
Proceeds from shares issued under
  Merck KGaA ownership rights                                     1,256
Other                                               160              13
                                               --------         --------
Cash used in financing activities               (11,369)        (21,272)
                                               --------         --------
Net change in cash                                    0               0
Cash at beginning of period                           0               0
                                               --------        --------
Cash at end of period                          $      0        $      0
                                               ========        ========

Supplemental disclosures of cash flow information:
Cash paid (received) during period for:

   Interest                                    $  7,537    	$  6,119

   Income taxes                                $(10,603)    $ (1,217)


  See notes to condensed consolidated financial statements

VWR SCIENTIFIC PRODUCTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements of VWR Scientific Products Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. Refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K for further information.

New Accounting Standards
------------------------

Effective January 1, 1999, the Company adopted Accounting Standards Executive Committee Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is evaluating the effect of this standard on its financial statements.


2. INVENTORY PRICING
  -----------------

Inventory valued using the LIFO method comprised approximately 95% of inventory at March 31, 1999 and December 31, 1998. Cost of the remaining inventories is determined using the FIFO method. Because the actual inventory determination under the LIFO method is an annual calculation, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments. Inventory values under the LIFO method at March 31, 1999 and December 31, 1998 were approximately $35.0 million and $33.7 million, respectively, less than current cost.

3. EARNINGS PER SHARE
   ------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended March 31,
(Thousands)                                     1999            1998
                                               ------          ------
Basic weighted average
  common shares outstanding                    28,963     	   28,592
Net effect of dilutive
  stock options                                   269      	      468
Effect of Merck KGaA
  ownership rights                                269     	      466
                                               ------          ------
Diluted weighted average
  common shares outstanding                    29,501		   29,526
                                               ======          ======

Upon issuance of stock by the Company, including its stock incentive plans, Merck KGaA has the option to purchase additional shares from the Company to retain its 49.89% ownership interest pursuant to a Standstill Agreement.

There were 1,296,000 options outstanding at an exercise price of $32.13 which were not included in the computation of diluted earnings per share because the effect would be antidilutive.

4. COMPREHENSIVE INCOME
   --------------------

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments. Comprehensive income for the three months ended March 31, 1999 and 1998 was $5.9 million and $7.9 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
------------------------------------------------------------------------

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) for the year ended December 31, 1998 and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

Results of Operations
----------------------

Sales for the three months ended March 31, 1999 increased $39.8 million, or 12.4%, to $360.3 million from $320.5 million in the comparable period of 1998. Approximately 60% of the sales increase was due to acquisitions made in the second and third quarters of 1999, primarily the acquisition of the Science Kit Group of Companies (Science Kit)on July 31, 1998. The remaining sales increase was principally due to growth in the Company's existing business and, to a lesser extent, increased prices.

Gross margin for the three months ended March 31, 1999 increased $11.4 million, or 16.0%, to $83.1 million from $71.6 million in the comparable period of 1998. As a percentage of sales, gross margin for the three months ended March 31, 1999 increased to 23.1% from 22.4% for the comparable period of 1998. The increase in the Company's gross margin percentage for 1999 is primarily attributable the acquisition of Science Kit.

Total operating expenses for the three months ended March 31, 1999 increased $11.1 million, or 21.3%, to $63.1 million from $52.0 million for the comparable period of 1998. As a percentage of sales, total operating expenses for the three months ended March 31, 1999 increased to 17.5% from 16.2% in the comparable period of 1998. The increase in total operating expenses, as a percentage of sales, is primarily due to the Science Kit acquisition. Also contributing to higher expenses as a percentage of sales are increased expenses as a result of the implementation of the Company's new enterprise computer system.

Interest expense for the three months ended March 31, 1999 increased $1.6 million, or 25.5%, to $7.8 million from $6.2 million in the comparable period of 1998. The interest expense increase in the first quarter of 1999 compared to the first quarter of 1998 is largely attributable to higher average borrowings under the Company's Credit Facility from the 1998 acquisitions, partially offset by lower interest rates.

The Company's annual estimated effective tax rate for the three months ended March 31, 1999 decreased to 40.0% from 40.7% in the comparable period of 1998, reflecting increased contributions of the Company's U.S. operations compared to the Canadian operations.

Liquidity and Capital Resources
--------------------------------

In the first three months of 1999, operations generated $12.9 million of cash compared to $28.1 million in the comparable period of 1998. The Company's current ratio was 2.7 at March 31, 1999 as compared to 2.8 at December 31, 1998. The increase in accounts receivable during the first quarter of 1999 was due to increases in sales. The inventory decrease during the first quarter of 1999 reflects inventory management programs and the timing of required purchases under distribution agreements. The increase in accounts payable and other accrued liabilities is attributable to growth in the business and timing of payments.

Debt decreased during the first quarter of 1999 due to cash generated from operations which was used to pay down outstanding borrowings under the Company's Credit Facility.

In March 1999, the Company agreed to transfer information concerning VWR's third-party purchasing services to Chemdex Corporation in return for an equity position of approximately 10% in Chemdex. The companies have agreed that Chemdex will provide third-party purchasing services to VWR customers. In addition, the companies have agreed to develop an online purchasing system for VWR customers and for Chemdex to offer VWR's core product line to Chemdex customers. The transaction for Chemdex to provide third-party purchasing services to VWR customers, which represented approximately $85 million of sales in 1998, is not expected to have a material impact on 1999 earnings because this business generally has lower gross margins. The Company expects to realize a gain on the acquisition of the Chemdex stock.

The Company expects that estimated working capital requirements and estimated capital expenditures will be funded by cash from operations and availability under the Credit Facility.


Computer Systems and Year 2000
------------------------------

The Company is implementing enhancements to its computer systems to satisfy its future requirements. This is resulting in the replacement of many of the Company's systems including order entry, purchasing, and financial systems. A substantial portion of the costs associated with the replacement of existing systems has been recorded as assets and are being amortized. As of March 31, 1999, the Company has expended approximately $43 million for the new systems. The Company estimates that the remaining amounts to be expended will range from $3 to $4 million, which will be incurred over the next three to six months.

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000, which could cause the Company's computer systems to perform inaccurate calculations. Such inaccurate calculations could have a material adverse effect on the Company. In addition, the Year 2000 issue could affect non-computer systems used in the Company's operations.

The Company's system enhancement project, together with other planned system changes, is intended to correct the Year 2000 issue. The Company completed the initial implementation of its new systems during the fourth quarter of 1998. The Company is transitioning to the new systems on a regional basis and expects to be completed early in the third quarter of 1999. The Company had an external review conducted by an independent information technology consulting firm to identify the Company's legacy computer systems that could be affected by the Year 2000 issue, when they would be affected, and how the Year 2000 issues may be remedied. The extent of Year 2000 remediation performed by the Company was coordinated with the new systems implementation timetable. The amounts expensed to correct the Year 2000 issue on the Company's legacy system which will not be replaced by the systems enhancement project did not have a material effect on the results of operations. With respect to its non-computer systems, the Company has reviewed its significant operational systems and has remediated those requiring such action.

The Company is also making inquiries of its significant suppliers and large customers to assess their Year 2000 readiness where their systems interface with the Company's systems or otherwise impact its operations. Based on the nature of their responses, the Company will develop contingency plans as appropriate.

Factors that could cause the Company's Year 2000 efforts to be less than fully effective include the Company's failure to implement its new systems in a timely and successful manner, and customers' and vendors' failure to be Year 2000 compliant. In addition, the Year 2000 issues present a number of other risks that are beyond the Company's reasonable control, such as continued service from outside parties including utility companies, financial institutions, and transportation and delivery companies. While the Company does not currently foresee any material problems, there can be no assurance that the Company and its material customers and vendors will be Year 2000 compliant by January 1, 2000 and that any such noncompliance will not have a material adverse effect on the Company.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risks as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.




PART II - OTHER INFORMATION


ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibit

         Exhibit 27--Financial Data Schedule (submitted only in electronic format)

     b. No reports on Form 8-K were filed during the three-month period ended March 31, 1999

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) VWR SCIENTIFIC PRODUCTS CORPORATION

 BY (SIGNATURE)

(NAME AND TITLE)        DAVID M. BRONSON
                        SENIOR VICE PRESIDENT FINANCE
                        AND CHIEF FINANCIAL OFFICER
                       (Principal Financial and Accounting Officer)
 DATE                   May 14, 1999

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
Financial Data Schedule          (submitted only in electronic format)